Form 10-Q
period 2015-04-30
NUTS & BOLTS INTERNATIONAL, INC.
filed 2015-06-15
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-170118

NUTS AND BOLTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3505091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

929 Greenwood Circle Cary, NC	27511
(Address of principal executive offices)	(Zip Code)

929 Greenwood Circle

Cary, NC 27511

(919) 633-2488

(Address and Telephone Number of Registrant’s Principal

Executive Offices and Principal Place of Business)

919-633-2488

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 15, 2015, there were 6,437,500 shares, $0.0001 par value per share, of common stock outstanding.

NUTS AND BOLTS INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2015

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Nuts and Bolts International, Inc. “SEC” refers to the Securities and Exchange Commission.

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash	$17,527	$108,326
Total Current Assets	17,527	108,326

Property and Equipment, net	672	806

Total Assets	$18,199	$109,132

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$27,507	$11,680
Loans payable	-	1,129
Loan payable - related party	100	100

Total Liabilities	27,607	12,909

Commitments and Contingencies (See Note 5)

Stockholders' Equity/ (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,437,500 and 6,437,500 issued and outstanding, respectively	644	644
Additional paid-in capital	147,206	140,806
Accumulated deficit	(157,258)	(45,227)

Total Stockholders' Equity/(Deficit)	(9,408)	96,223

Total Liabilities and Stockholders' Equity/(Deficit)	$18,199	$109,132

 See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2015	For the Three Months Ended April 30, 2014	For the Nine Months Ended April 30, 2015	For the Period From August 21, 2013 (Inception) to April 30, 2014

Operating Expenses
Professional fees	$16,100	$-	$41,894	$-
General and administrative	22,733	8,912	70,137	12,364
Total Operating Expenses	38,833	8,912	112,031	12,364

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(38,833)	(8,912)	(112,031)	(12,364)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(38,833)	$(8,912)	$(112,031)	$(12,364)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the year - Basic and Diluted	6,437,500	5,691,685	6,437,500	5,357,549

 See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity/(Deficit)

For the Nine Months Ended April 30, 2015

(Unaudited)

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity/(Deficit)

Balance July 31, 2014	-	$-	6,437,500	644	140,806	(45,227)	96,223

In kind contribution of services	-	-	-	-	6,400	-	6,400

Net loss for the nine months ended April 30, 2015	-		-	-	-	(112,031)	(112,031)

Balance April 30, 2015	-	$-	6,437,500	$644	$147,206	$(157,258)	$(9,408)

 See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30, 2015	For the Period From August 21, 2013 (Inception) to April 30, 2014

Cash Flows From Operating Activities:
Net Loss	$(112,031)	$(12,364)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	134	-
In kind contribution of services	6,400	-
Common stock issued for services to founder	-	500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	15,827	3,228
Net Cash Used In Operating Activities	(89,670)	(8,636)

Cash Flows From Investing Activities:
Payment for fixed assets	-	(896)
Net Cash Used In Investing Activities	-	(896)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-
Proceeds from loan payable- related party	-	100
Proceeds from loans payable	-	1,129
Repayment of loan payable	(1,129)	-
Proceeds from issuance of common stock	-	81,500
Net Cash Provided by (Used in) Financing Activities	(1,129)	82,729

Net Increase (Decrease) in Cash	(90,799)	73,197

Cash at Beginning of Period	108,326	-

Cash at End of Period	$17,527	$73,197

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for subscription receivable	$-	$2,500

 See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Nuts and Bolts International, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013 to create and publish electronic non-fiction books (“eBooks”) through the internet. The Company creates and distributes high quality, multimedia eBooks for the hobby and do-it-yourself consumer markets.

Nuts and Bolts Publishing, LLC was organized under the laws of the State of North Carolina on August 22, 2013.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Nuts and Bolts International, Inc. and its wholly owned subsidiary, Nuts and Bolts Publishing, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of services, valuation of deferred tax assets. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2015 and July 31, 2014, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of April 30, 2015 and 2014, there were no common share equivalents outstanding.

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

(F) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter.

Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will generate revenue from the sale of eBooks which will sell from $2.00 to $10.00.

(I) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

(J) Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from August 21, 2013 (inception) through April 30, 2015.

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at April 30, 2015:

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

	April 30,	Estimated
	2015	Useful Life
Computer Equipment	896	5 years
	896
Less: Accumulated Depreciation	(224)
Property and Equipment, Net	$672

Depreciation expense was $134 and $0 for the nine months ended April 30, 2015 and inception to July 31, 2014, respectively.

NOTE 3	NOTES PAYABLE

(A) Notes Payable – Related Party

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 6).

(B) Notes Payable

On August 31, 2013 the Company entered into a promissory note with an unrelated party in the amount of $1,129. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On October 1, 2014, the loan balance was repaid and as of April 30, 2015, the remaining balance due is $0.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of April 30, 2015, no shares of preferred stock have been issued.

(B)	In kind contribution of services

For the nine months ended April 30, 2015, a shareholder of the Company contributed services having a fair value of $6,400 (See Note 6).

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

On March 1, 2014 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

(B) Consulting Agreements – Related Party

Effective January 31, 2014 the Company entered into a consulting agreement with the Company’s Chief Executive Officer. The Company is required to pay $1,500 a month. The agreement is to remain in effect unless either party desires to cancel the agreement. The agreement ended on November 30, 2014. (See Note (6)).

NOTE 6	RELATED PARTY TRANSACTIONS

Effective January 31, 2014 the Company entered into a consulting agreement with the Company’s Chief Executive Officer. The Company is required to pay $1,500 a month. The agreement is to remain in effect unless either party desires to cancel the agreement. The agreement ended on November 30, 2014 (See Note 5(B)).

For the nine months ended April 30, 2015, a shareholder of the Company contributed services having a fair value of $6,400 (See Note 4(B)).

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 3(A)).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital deficit of $10,080 and stockholder’s deficit of $9,408 used cash in operations of $89,670 and has a net loss of $112,031 for the nine months ended April 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operations provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview and Plan of Operation

The Company, a Nevada corporation, creates, publishes, and markets electronic books or “eBooks” sold and distributed through the internet. The Company was incorporated on August 21, 2013 to commercialize the efforts of its founder to create short, interactive, non-fiction eBooks designed as a fun, easy and fast way to learn business and hobby-related skills as well as creating fiction eBooks.

In addition to fiction eBooks, the Company’s non-fiction eBooks are short, do-it-yourself courses in an eBook format that use text, images, and audio to help people quickly obtain new skills or improve on existing skills. The Company intends to capitalize on a number of publishing industry innovations, including the eBook multimedia format, low price point, and online sales and delivery. The Company further intends to introduce new hobby and “do-it-yourself” eBooks under the “Nuts and Bolts” brand name, to expand its production and sales of eBooks and to address additional market segments in the future.

The Company conducts its business through its wholly-owned operating subsidiary: Nuts and Bolts Publishing LLC, a North Carolina limited liability company (“NABP”). NABP conducts its business worldwide by delivering eBooks through the Internet. As of March 25, 2015, NABP, using the marketing name Nuts and Bolts Press, has published two eBooks – one was published in October 2014 and one was published in November 2014.

The Company’s business strategy is to take advantage of the significant growth in the market for eBooks and the relative absence of introductions of new quality brands. The US publishing market is large but fragmented, ranging from very large international media companies to authors who self- publish a single book.

Limited Operating History

The founder of the Company began developing the concept for an eBook publishing company in early 2013. The Company was formed and began operations on August 21, 2013. Prior to that time, the Company had no operations upon which an evaluation of the Company and its prospects could be based. There can be no assurance that management of the Company will be successful in completing the Company’s product development programs, implementing the corporate infrastructure to support operations at the levels called for by the Company’s business plan, conclude a successful sales and marketing plan to attain significant penetration of the eBook market or that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital deficit of $10,080 and stockholder’s deficit of $9,408, net used cash in operations of $89,670 and has a net loss of $112,031 for the nine months ended April 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

For the three months ended April 30, 2015 and 2014

Operating expenses for the three months ended April 30, 2015 totaled $38,833 resulting in a loss of $38,833, as compared with operating expenses of $8,912 for the three month period ended April 30, 2014. Our operating expenses for the three months ended April 30, 2015, consisted of $16,100 in professional fees and $22,733 in general and administrative expenses.

 For the nine months ended April 30, 2015 and the period from August 21, 2013 (inception) to April 30, 2014

Operating expenses for the nine months ended April 30, 2015 totaled $112,031 resulting in a loss of $112,031, as compared with operating expenses of $12,364 for the period ended April 30, 2014. Our operating expenses for the nine months ended April 30, 2015, consisted of $41,894 in professional fees and $70,137 in general and administrative expenses.

Liquidity and Capital Resources

At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

The Company currently has $17,527 of cash on hand. Our current cash burn rate is approximately $9,900 per month. At the current rate, the Company has resources to last until July 1, 2015.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under FASB ASC Topic 740 income taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from August 21, 2013 (inception) through April 30, 2015.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in its internal control over financial reporting.

During the assessment of the effectiveness of internal control over financial reporting, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes that occurred to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended April 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

31.1 *+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Definitions Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuts and Bolts International, Inc.

By:	/s/ Michael Hillerbrand
Michael Hillerbrand

Dated: June 15 2015

