Form 10-K
period 2015-07-31
NUTS & BOLTS INTERNATIONAL, INC.
filed 2015-11-13
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-200624

NUTS AND BOLTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3505091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Europa Drive, Suite 455

Chapel Hill, NC 28517

(Address of principal executive offices)

(919) 633-2488

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the price at which the company’s securities were last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,537,500 shares of common stock, par value $0.0001 per share, issued and outstanding as of November 9, 2015.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.    Business.

General

As used in this Annual Report, references to “the Company”, “Nuts and Bolts”, “we”, “our”, “ours” and “us” refer to Nuts and Bolts International, Inc., and its subsidiary, Nuts and Bolts Publishing, LLC, unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

Overview

The Company was established on August 21, 2013 to publish eBooks under the Nuts and Bolts brand name. Earlier in 2013, the Company’s founder began developing the concept for an eBook publisher that would produce products that would appeal to tablet and Smartphone users who were eager to learn more about their hobbies and interests. The family of our founder, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director, Michael Hillerbrand, includes numerous published authors and professional educators.

Mr. Hillerbrand, our sole officer, believes the increased popularity of eBooks in the United States is due to certain industry and social trends that should continue for at least the next few years. The Company believes that the principal changes that have contributed to growth in the eBook market are (1) the emergence of eBook readers, tablet computers and Smartphones that make reading eBooks more convenient than a traditional print book, (2) the low cost of production and distribution of eBooks, and (3) the continued consumer interest in consuming media electronically rather than in the traditional print format.

The Company conducts its business through its wholly-owned operating subsidiary Nuts and Bolts Publishing, LLC (“NABP”) which conducts its business worldwide by delivering eBooks through the Internet. As of March 25, 2015, NABP, using the marketing name Nuts and Bolts Press, has published two eBooks – one was published in October 2014 and one was published in November 2014. The Company has also recently published the first series of online courses on the online publishing platform www.udemy.com.

The Company’s strategy is to publish new titles on a regular basis, increasing output each year of operation. As the eBook catalog increases in size, brand awareness and profit margins are projected to increase. Titles will be carefully researched based on consumer search engine topic queries and eBook content will be specifically tailored to match high consumer interests. Formats will be tested to ensure learning effectiveness and positive consumer reception. The eBook electronic format will facilitate easy, low-cost updates and format changes.

The eBook creation process starts with market research. This research consists of identifying the categories of current “best sellers” published by other companies and identifying topics in market niches that have a high number of Google and Bing searches, but where such searches result in limited competitive advertising for books. Both of these market research methods are good indicators of potentially profitable eBook titles.

The next step in developing eBook titles is to rank this list of potential titles/topics by potential profitability. The ranking order of titles is dynamic and is revised as new topics are identified. Periodically the top titles are moved off the potential title list and put on the production list.

Even when a title is published, development is ongoing. Because the eBooks are published electronically, they can be easily modified. If an existing eBook title is not meeting sales expectations, it can be edited, combined with other titles, or re-titled. Edits can be made to enhance the quality of the titles or to add new material.

The creation of new titles can range in the time required, depending on familiarity the author has with the subject matter and whether the title is derived from a print book in the public domain or is an original work of the author. Original works on topics unfamiliar to the author take the longest amount of time to produce. The shortest time frame from conception to publication would be about four weeks and the longest could be six months to a year or more. The Company is focused on the titles that have the highest sales potential and the shortest turnaround time to publication.

In August 2015, the Company published its first digital multimedia “self-help” course on how to start a freelancing business. The course teaches anyone how to start their own freelancing business. Using the digital publishing platform, www.udemy.com , the course uses 15 audio/video lectures, totaling 75 minutes of content, to teach enrolled students. In addition, 10 worksheets and quizzes are also included. The course currently has over 1,900 students enrolled from 7 countries has received 100% positive reviews from enrolled students.

While the student enrollment and response has been very positive, sales have been negligible. According to the Udemy Terms of Service, sales revenues are held in reserve for 1-3 months to offset any refunds before being distributed to the publisher (the Company). In addition, Udemy has the right to advertise courses for sale prices well below the sales price set by the publisher and collects a sales commission of 50% for all sales Udemy generates from its promotional efforts. Also, the majority of students registered for the course redeemed “try it free” promotional coupons. Sales revenues are expected to be earned in the first fiscal quarter of 2016. Management is currently conducting tests on the impact of course title and description copy on increasing sales conversions. Management is carefully evaluating whether publishing additional multimedia courses makes economic sense.

Mr. Hillerbrand is expected to produce all of the Company’s eBook titles until the Company achieves positive cash flow. Thereafter, the production of new eBooks or multimedia courses will be contracted out to other authors, and Mr. Hillerbrand will provide editorial services for these publications.

Products

EBooks are a collection of text and formatting files that, when viewed using eReader software, produce a book-like reading experience. There are several formats of eBooks including the Apple, Inc. (NASDAQ symbol “APPL”) iBooks and Amazon.com, Inc.’s (NASDAQ symbol: “AMZN”) Kindle format. In addition to the preceding proprietary eBook formats there is also the open EPUB eBook standard. Most eBook electronic reading devices (e.g. Amazon Kindle) use a single eReader software program. As a result, eBook publishers typically publish their books in all three formats. While most basic features are shared by all eReader software, there are exceptions. For example, video imbedded into eBooks is currently only supported by the Apple iBook format and EPUB 3 standard.

The Company’s books are designed to be published in all three eBook formats from a single Master File. The Company’s eBooks will be standardized to a shorter length (less than 100 pages), a common number of chapters, and consistent fonts and book layout. In addition to the Company’s fiction eBooks, the reading style, information presentation and learning approach will also be consistent for all of the Company’s non-fiction eBooks.

Because the Company’s non-fiction eBooks are specifically designed to facilitate learning of new skills, well accepted pedagogic principles will be incorporated into each book. Information flow, image use and lesson question will be used to maximize reader enjoyment and to enhance new skill acquisition. The electronic eBook format facilitates interactive learning not available in traditional print books or manuals.

The creation of new books follows a pre-defined process. The Company decides on titles and topics it wishes to add to the Company catalog. Titles are then assigned to either in-house or contract authors. To keep production costs low, contract authors are primarily used, being compensated by a royalty percentage based on book sales. Some books are authored by in-house staff, who produce new books according to Company production quotas. After the book has been thoroughly reviewed by in-house editorial staff, the book is placed on the Company’s website and made available for purchase.

Sales and Marketing

The Company intends to use its website as the center of its marketing, sales and product delivery activities. The website will include an online catalog and eCommerce functionality where customers can purchase eBooks online and download purchased products.

The website will include eBook descriptions, articles and/or blog posts covering the same topics as in the eBooks. The Company intends to optimize the website’s content to optimize search engine rankings. The website’s content will be designed to attract potential customers to the Company website. The Company will establish credibility as an authority on a given topic by providing some free information on the topic.

The low price point for additional information included in the eBook is designed to make buying the eBook attractive. A key part of the Company’s selling proposition is that it is much more efficient to purchase the company’s eBooks than to search for free information of questionable quality and accuracy. Customer convenience will be a key selling point.

The Company’s eBooks are sold individually, in multi-book “packages,” and on a “club subscription” basis. Individual eBooks are priced below $10.00 and packages of multiple books are offered with a promotional discount. Club Subscriptions will allow the customers to download any of the eBooks in the catalog for a renewable annual subscription fee.

In addition to the Company’s fiction eBooks, the Company’s non-fiction eBooks essentially function as short, do-it-yourself courses in an eBook format that use test, images, and audio to help people quickly obtain skills for work or hobbies. The eBooks encompass the key attributes of multimedia format, low price point, and online sales and delivery, increasing potential for success.

Employees

The Company currently has one (1) employee, who is our sole office and director, Michael Hillerbrand. As of the date hereof, the Company does not have an employment agreement with Mr. Hillerbrand. It is contemplated that the Company may enter into employment agreements that are usual and customary for its industry in the future. The Company does not currently have any "key man" life insurance on Mr. Hillerbrand. The Company continues to engage various independent contractors based on the needs of the Company.

Our Corporate Information

The Company moved its principal executive office to 100 Europa Drive, Suite 455, Chapel Hill, NC 27517. Our telephone number is (919) 633-2488.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our Corporate Secretary at our corporate headquarters.  Additionally, the documents we file with the SEC is or will be available free of charge at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Other information on the operation of the Public Reference Room is or will be available by calling the SEC at (800) SEC-0330.

Item 1A.   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

The Company does not own any property. The primary residence of our sole officer, Mr. Hillerbrand, consists of a house and a separate building on the same property. Our office is in the non-house building. We do not pay any rent to Mr. Hillerbrand for the use of this building.

Item 3.   Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business.

Except as disclosed below and elsewhere in this Annual Report, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on OTC PINK under the symbol “NTBT.” Since our stock became listed, there has been no trading in our Common Stock.

Holders

As of November 9, 2015, there were 43 holders of record of our Common Stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under the Nevada General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and do not have surplus.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended July 31, 2015.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

The Company’s directors do not receive any compensation. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Item 6.   Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Nuts and Bolts International, Inc.'s (referred to herein as the "Company", or "Nuts and Bolts", "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

Overview

The Company was established on August 21, 2013 to publish eBooks under the Nuts and Bolts brand name. Earlier in 2013, the Company’s founder began developing the concept for an eBook publisher that would produce products that would appeal to tablet and Smartphone users who were eager to learn more about their hobbies and interests. The family of our founder, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director, Michael Hillerbrand, includes numerous published authors and professional educators.

Mr. Hillerbrand, our sole officer, believes the increased popularity of eBooks in the United States is due to certain industry and social trends that should continue for at least the next few years. The Company believes that the principal changes that have contributed to growth in the eBook market are (1) the emergence of eBook readers, tablet computers and Smartphones that make reading eBooks more convenient than a traditional print book, (2) the low cost of production and distribution of eBooks, and (3) the continued consumer interest in consuming media electronically rather than in the traditional print format.

The Company conducts its business through its wholly-owned operating subsidiary Nuts and Bolts Publishing, LLC (“NABP”) which conducts its business worldwide by delivering eBooks through the Internet. As of March 25, 2015, NABP, using the marketing name Nuts and Bolts Press, has published two eBooks – one was published in October 2014 and one was published in November 2014. The Company has also recently published the first series of online courses on the online publishing platform www.udemy.com.

The Company’s strategy is to publish new titles on a regular basis, increasing output each year of operation. As the eBook catalog increases in size, brand awareness and profit margins are projected to increase. Titles will be carefully researched based on consumer search engine topic queries and eBook content will be specifically tailored to match high consumer interests. Formats will be tested to ensure learning effectiveness and positive consumer reception. The eBook electronic format will facilitate easy, low-cost updates and format changes.

The eBook creation process starts with market research. This research consists of identifying the categories of current “best sellers” published by other companies and identifying topics in market niches that have a high number of Google and Bing searches, but where such searches result in limited competitive advertising for books. Both of these market research methods are good indicators of potentially profitable eBook titles.

The next step in developing eBook titles is to rank this list of potential titles/topics by potential profitability. The ranking order of titles is dynamic and is revised as new topics are identified. Periodically the top titles are moved off the potential title list and put on the production list.

Even when a title is published, development is ongoing. Because the eBooks are published electronically, they can be easily modified. If an existing eBook title is not meeting sales expectations, it can be edited, combined with other titles, or re-titled. Edits can be made to enhance the quality of the titles or to add new material.

The creation of new titles can range in the time required, depending on familiarity the author has with the subject matter and whether the title is derived from a print book in the public domain or is an original work of the author. Original works on topics unfamiliar to the author take the longest amount of time to produce. The shortest time frame from conception to publication would be about four weeks and the longest could be six months to a year or more. The Company is focused on the titles that have the highest sales potential and the shortest turnaround time to publication.

In August 2015, the Company published its first digital multimedia “self-help” course on how to start a freelancing business. The course teaches anyone how to start their own freelancing business. Using the digital publishing platform, www.udemy.com , the course uses 15 audio/video lectures, totaling 75 minutes of content, to teach enrolled students. In addition, 10 worksheets and quizzes are also included. The course currently has over 1,900 students enrolled from 7 countries has received 100% positive reviews from enrolled students.

While the student enrollment and response has been very positive, sales have been negligible. According to the Udemy Terms of Service, sales revenues are held in reserve for 1-3 months to offset any refunds before being distributed to the publisher (the Company). In addition, Udemy has the right to advertise courses for sale prices well below the sales price set by the publisher and collects a sales commission of 50% for all sales Udemy generates from its promotional efforts. Also, the majority of students registered for the course redeemed “try it free” promotional coupons. Sales revenues are expected to be earned in the first fiscal quarter of 2016. Management is currently conducting tests on the impact of course title and description copy on increasing sales conversions. Management is carefully evaluating whether publishing additional multimedia courses makes economic sense.

While the student response has been positive, the revenue generated has been below projections. Management is currently conducting tests on the impact of course title and description copy on increasing sales conversions. In this context, management is evaluating whether publishing additional multimedia courses makes economic sense.

Mr. Hillerbrand is expected to produce all of the Company’s eBook titles until the Company achieves positive cash flow. Thereafter, the production of new eBooks or multimedia courses will be contracted out to other authors, and Mr. Hillerbrand will provide editorial services for these publications.

Plan of Operation

The Company’s strategy is to publish new titles on a regular basis, increasing output each year of operation. The Company currently has three books in its catalog. These are in the business “How To” category and humor category and are available for purchase on the Company’s website: www.nutsandboltspress.com. As the eBook catalog increases in size, brand awareness and profit margins are projected to increase. Titles will be carefully researched based on consumer search engine topic queries and eBook content will be specifically tailored to match high consumer interests. Formats will be tested to ensure effectiveness and positive consumer reception. Given the fact that the Company is marketing its products to both mature and growing consumer markets, it is anticipated that its marketing strategy will continue to change and evolve over time.

The Company is currently testing the expansion of its strategy to publish digital multimedia courses rather than eBooks. It is currently evaluating the results from the publication of its first course on how to start a freelancing business that was published on the Udemy publishing platform (www.udemy.com). While the student response has been positive, the revenue generated has been below projections and management is evaluating whether publishing additional multimedia courses makes economic sense.

Recent Developments

On September 17, 2015, the Company issued 100,000 shares of common stock for $10,000 (S0.10/share).

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-K. The results discussed below are for the Company and its wholly owned subsidiary, Nuts and Bolts Publishing, LLC.

For the Fiscal Year Ended July 31, 2015 compared to the Fiscal Year Ended July 31, 2014

Revenue

For the fiscal years 2015 and 2014 we generated no revenue.

Operating Expenses

Operating expenses increased to $141,456 for the year ended July 31, 2015 as compared with $45,227 for the period ended July 31, 2014. This increase is primarily attributable to an increase in professional fees of $45,504 and an increase in general and administrative expenses of $50,725 during the year ended July 31, 2015 as compared to the period ended July 31, 2014.

Net loss

Net loss increased to $141,456 for the year ended July 31, 2015 as compared with $45,227 for the period ended July 31, 2014.  The increase is entirely attributable to an increase in operating expenses of approximately $92,229.

Liquidity and Capital Resources

	For the Period Ended July 31,
	2015	2014
Net cash used in operating activities	$(98,706)	$(22,957)
Net cash used in investing activities	$-	$(896)
Net cash provided by (used in) financing activities	$(1,129)	$132,179

Net cash used in operations was $98,706 for the fiscal year ended July 31, 2015 compared to $22,957 for the fiscal period ended July 31, 2014. This increase was primarily attributable to an increase in net loss of approximately $96,229.

Net cash used in investing activities was $0 for the fiscal year ended July 31, 2015 compared to $896 for the fiscal year ended July 31, 2014.

Cash flows used in financing activities for the fiscal year ended July 31, 2015 was ($1,129) compared to a cash flow of $132,179 for the fiscal year ended July 31, 2014. During the year ended July 31, 2015, we made repayments towards loans in the amount of $1,129.

We have substantial capital resource requirements and have incurred significant losses since inception. As of July 31, 2015, we had $8,491 in cash. Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Critical Accounting Estimates

Below the Company will provide a discussion of its more subjective accounting estimation processes for purposes of (i) explaining the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates, and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on the Company’s financial condition.  Estimates involve the employ of numerous assumptions that, if incorrect, could create a material adverse impact on the Company’s results of operations and financial condition.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2015 and, 2014, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of July 31, 2015 and 2014, there were no common share equivalents outstanding.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	July 31, 2015	July 31, 2014
Deferred tax liability:
Deferred tax asset	$-	$-
Net Operating Loss Carryforward	62,568	13,278
Valuation allowance	(62,568)	(13,278)
New deferred tax asset
Net deferred tax liabilities	$-	$-

	July 31, 2015	July 31, 2014
Federal
Current	-	-
Deferred	-	-

State and Local
Current	-	-
Deferred	-	-

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.9%) as follows:

	July 31, 2015	July 31, 2014
Expected tax expense (benefit) - Federal	$(44,776)	$(14,316)
Expected tax expense (benefit) - State	(9,760)	(3,121)
Non-deductible expenses	5,248	4,159
Change in valuation allowance	49,288	13,278
Actual tax expense (benefit)	$-	$-

Gross deferred tax assets:
Net operating loss carryforwards	$62,568	$13,278
Total deferred tax assets	62,568	13,278
Less: valuation allowance	(62,568)	(13,278)
Net deferred tax asset recorded	$-	$-

As of July 31, 2015, the company has a net operating loss carry forward of approximately $162,297 available to offset future taxable income through July 31, 2035. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2035.

The net change in the valuation allowance was an increase of $49,288 for the year ended July 31, 2015 and $13,278 for the period from August 21, 2013 (inception) to July 31, 2014.

The company’s federal income tax returns for the year ended July 31, 2015 and the period ended July 31, 2014 remain subject to examination by the Internal Revenue Service through 2019.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from August 21, 2013 (inception) through July 31, 2015.

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

Related Party Transactions

Since inception, Nuts and Bolts International, Inc. has conducted transactions with directors and director related entities. These transactions included the following:

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 3(A)).

For the period ended July 31, 2014 the Company issued 5,000,000 shares of common stock to its founder, Michael Hillerbrand, for $500 ($0.0001 per share) in exchange for services.

Effective January 31, 2014 the Company entered into a consulting agreement with the Company’s Chief Executive Officer. The Company was required to pay $1,500 a month. Mr. Hillerbrand was paid $9,000 through July 31, 2014 and was paid $6,000 from August 1, 2014 through November 30, 2014. The agreement was terminated by mutual consent of the parties effective November 30, 2014. Mr. Hillerbrand is now receiving no fixed compensation

On March 1, 2014 the Company entered into a consulting agreement to receive administrative and other miscellaneous services from Peter Coker, the managing director of Tyron Capital Ventures, LLC. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

Under Rule 405, a promoter includes any person who directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer. Under this definition, Peter Coker, the managing director of Tryon Capital Ventures, LLC, is a promoter. Tryon Capital Ventures, LLC has consulted with us on properly forming a company, properly structuring the financing for the Company, properly making projections on the business, and putting together presentation materials. In addition, they have consulted and provided assistance and introductions to individuals with expertise in international ventures, tax issues, and other relevant sales expertise.

Going Concern Qualification

We did not generate any revenue for the fiscal years ended July 31, 2015 and 2014 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the years ended July 31, 2015 and 2014.  In addition, we have negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of:

Nuts and Bolts International, Inc.

We have audited the accompanying consolidated balance sheets of Nuts and Bolts International, Inc. and Subsidiary (the “Company”) as of July 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended July 31, 2015 and the period from August 21, 2013 to July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Nuts and Bolts International, Inc. as of July 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended July 31, 2015 and the period from August 21, 2013 to July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has a working capital deficit of $32,259 and has an accumulated deficit of $186,683 at July 31, 2015 and used cash in operations of $98,706 for the year ended July 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

November 13, 2015

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	July 31, 2015	July 31, 2014

Current Assets
Cash	$8,491	$108,326
Total Current Assets	8,491	108,326

Property and Equipment, net	626	806

Total Assets	$9,117	$109,132

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$40,650	$11,680
Loans payable	-	1,129
Loan payable - related party	100	100

Total Liabilities	40,750	12,909

Commitments and Contingencies (See Note 5)

Stockholders' Equity/ (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,437,500 and 6,437,500
issued and outstanding, respectively	644	644
Additional paid-in capital	154,406	140,806
Accumulated deficit	(186,683)	(45,227)

Total Stockholders' Equity/(Deficit)	(31,633)	96,223

Total Liabilities and Stockholders' Equity/(Deficit)	$9,117	$109,132

See accompanying notes to consolidated financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended July 31, 2015	For the Period From August 21, 2013 (Inception) to July 31, 2014

Operating Expenses
Professional fees	$45,544	$40
General and administrative	95,912	45,187
Total Operating Expenses	141,456	45,227

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(141,456)	(45,227)

Provision for Income Taxes	-	-

NET LOSS	$(141,456)	$(45,227)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding	6,437,500	5,613,975
during the year - Basic and Diluted

See accompanying notes to consolidated financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY
Consolidated Statement of Stockholders' Equity/(Deficit)
For the Year Ended July 31, 2015 and the period from August 21, 2013 (inception) to July 31, 2014

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity/(Deficit)

Balance August 21, 2013	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 / per share)	-	-	5,000,000	500	-	-	500

Stock compensation issued to an officer	-	-	-	-	-	-	-

Common stock issued for cash, net of stock offering cost ($0.10 / per share)	-	-	1,437,500	144	130,806	-	130,950

In kind contribution of services	-	-	-	-	10,000	-	10,000

Net loss for the period ended July 31, 2014	-		-	-	-	(45,227)	(45,227)

Balance July 31, 2014	-	$-	6,437,500	644	140,806	(45,227)	96,223

In kind contribution of services	-	-	-	-	13,600	-	13,600

Net loss for the year ended July 31, 2015	-		-	-	-	(141,456)	(141,456)

Balance July 31, 2015	-	$-	6,437,500	$644	$154,406	$(186,683)	$(31,633)

See accompanying notes to consolidated financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year Ended July 31, 2015	For the Period From August 21, 2013 (Inception) to July 31, 2014

Cash Flows From Operating Activities:
Net Loss	$(141,456)	$(45,227)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	180	90
In kind contribution of services	13,600	10,000
Common stock issued for services to founder	-	500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	28,970	11,680
Net Cash Used In Operating Activities	(98,706)	(22,957)

Cash Flows From Investing Activities:
Payment for fixed assets	-	(896)
Net Cash Used In Investing Activities	-	(896)

Cash Flows From Financing Activities:

Proceeds from loan payable- related party	-	100
Proceeds from loans payable	-	1,129
Repayment of loan payable	(1,129)	-
Proceeds from issuance of common stock, net of offering costs	-	130,950
Net Cash Provided by (Used in) Financing Activities	(1,129)	132,179

Net Increase (Decrease) in Cash	(99,835)	108,326

Cash at Beginning of Period	108,326	-

Cash at End of Period	$8,491	$108,326

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements

 NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2015 AND 2014

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2015 and, 2014, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of July 31, 2015 and 2014, there were no common share equivalents outstanding.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	July 31, 2015	July 31, 2014
Deferred tax liability:
Deferred tax asset	$-	$-
Net Operating Loss Carryforward	62,568	13,278
Valuation allowance	(62,568)	(13,278)
New deferred tax asset
Net deferred tax liabilities	$-	$-

	July 31, 2015	July 31, 2014
Federal
Current	-	-
Deferred	-	-

State and Local
Current	-	-
Deferred	-	-

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.9%) as follows:

	July 31, 2015	July 31, 2014
Expected tax expense (benefit) - Federal	$(44,776)	$(14,316)
Expected tax expense (benefit) - State	(9,760)	(3,121)
Non-deductible expenses	5,248	4,159
Change in valuation allowance	49,288	13,278
Actual tax expense (benefit)	$-	$-

Gross deferred tax assets:
Net operating loss carryforwards	$62,568	$13,278
Total deferred tax assets	62,568	13,278
Less: valuation allowance	(62,568)	(13,278)
Net deferred tax asset recorded	$-	$-

As of July 31, 2015, the company has a net operating loss carry forward of approximately $162,297 available to offset future taxable income through July 31, 2035. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

The net change in the valuation allowance for the year ended July 31, 2015 was an increase of $49,288, and an increase of $13,278 for the period from August 21, 2013 (inception) to July 31, 2014.

The company’s federal income tax returns for the year ended July 31, 2015 and for the period ended July 31, 2014 remain subject to examination by the Internal Revenue Service through 2019.

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

(J) Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from August 21, 2013 (inception) through July 31, 2015.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31, 2015 and 2014:

July 31,	July 31,	Estimated
2015	2014	Useful Life
896	896	5 years
896	896
(270)	(90)
$626	$806

Depreciation expense was $180 and $90 for the year ended July 31, 2015 and inception to 2014, respectively.

NOTE 3	NOTES PAYABLE

(A) Notes Payable – Related Party

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 6).

(B) Notes Payable

On August 31, 2013 the Company entered into a promissory note with an unrelated party in the amount of $1,129. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On October 1, 2014, the loan balance was repaid and as of July 31, 2015, the remaining balance due is $0.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of July 31, 2015, no shares of preferred stock have been issued.

(B)	In kind contribution of services

For the years ended July 31, 2015 and the period from inception to July 31, 2014, a shareholder of the Company contributed services having a fair value of $13,600 and $10,000, respectively (See Note 6).

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements– Related Party

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

Since inception, Nuts and Bolts International, Inc. has conducted transactions with directors and director related entities. These transactions included the following:

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 3(A)).

For the period ended July 31, 2014 the Company issued 5,000,000 shares of common stock to its founder, Michael Hillerbrand, for $500 ($0.0001 per share) in exchange for services.

Effective January 31, 2014 the Company entered into a consulting agreement with the Company’s Chief Executive Officer. The Company was required to pay $1,500 a month. Mr. Hillerbrand was paid $9,000 through July 31, 2014 and was paid $6,000 from August 1, 2014 through November 30, 2014. The agreement was terminated by mutual consent of the parties effective November 30, 2014. Mr. Hillerbrand is now receiving no fixed compensation

On March 1, 2014 the Company entered into a consulting agreement to receive administrative and other miscellaneous services from Peter Coker, the managing director of Tyron Capital Ventures, LLC. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

Under Rule 405, a promoter includes any person who directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer. Under this definition, Peter Coker, the managing director of Tryon Capital Ventures, LLC, is a promoter. Tryon Capital Ventures, LLC has consulted with us on properly forming a company, properly structuring the financing for the Company, properly making projections on the business, and putting together presentation materials. In addition, they have consulted and provided assistance and introductions to individuals with expertise in international ventures, tax issues, and other relevant sales expertise.

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital deficit of $32,259 and accumulated deficit of $186,683, used cash in operations of $98,706 and has a net loss of $141,456 for the year ended July 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENT

On September 17, 2015, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share).

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2015, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of July 31, 2015, we had identified the following material weaknesses which still exist through the date of this report: As of July 31, 2015 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of July 31, 2015.  Based on this assessment, management believes that, as of July 31, 2015, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.   The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2015, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of July 31, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by our Board.

Name	Age	Position
Michael Hillerbrand	54	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Susanna Hillerbrand	27	Director
Kevin Flynn	50	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Michael Hillerbrand is the founder of Nuts and Bolts International, Inc., and has been a Director, and our sole officer, since our inception. Mr. Hillerbrand is a successful businessman and entrepreneur. He has been involved in media and marketing since 1990. He has held several senior managerial positions, including founding CEO of etrials.com (publicly traded as NASDAQ:ETWC prior to being acquired by Merge Healthcare Inc.) and President of First Madison LLC, a national merchant banking firm. His writing has been published in national publications, including Deli Business, Cheese Connoisseur, GRAZE Magazine and Culture. Mr. Hillerbrand is experienced in website design, website search engine optimization (“SEO”) and online advertising. He is Google AdWords and Google Analytics certified. Mr. Hillerbrand received his MBA from the Kenan-Flagler Business School at University of North Carolina, Chapel Hill.

Susanna Hillerbrand has served as a Director of the Company since our inception. Ms. Hillerbrand is currently the Business Development/Social Media Coordinator of REACH LLC based in Nashville, Tennessee. REACH is an entertainment and experiential marketing agency serving the music industry. REACH clients include Toyota, Farmers Insurance, the Country Music Association and World Vision. Prior to working at REACH, Ms. Hillerbrand was editor for ChristianConcertAlerts.com, a national Christian Concert ticket and promotions company. Prior to ChristianConcertAlerts.com, she held several positions in event management and office administration. Ms. Hillerbrand received her Bachelor of Liberal Arts degree in Communications/Media Studies from Wheaton College (Wheaton, IL) and earned an Associate in Arts degree from Wake Technical Community College. Ms. Hillerbrand is related to Mr. Michael Hillerbrand.

Kevin Flynn has served as a Director of the Company since our inception. Mr. Flynn has extensive experience in management, media and entrepreneurship. Prior to graduating from Duke University in 2013 with a Masters Degree in religious Studies, Mr. Flynn worked as a real estate developer with Upper Straights Development where his projects included large residential and commercial developments. Mr. Flynn also served as Vice President of Lexington Capital (Lexington, KY), a merchant banking firm that promoted and managed large, local real-estate projects. Mr. Flynn has been actively involved in the live event management business, having promoted over 25 live events with some having attendance of over 40,000 people. In addition to a Master’s degree from Duke, Mr. Flynn received a BA from William Tyndale College.

Committees of the Board of Directors

We presently do not have an audit committee, nominating committee, compensation committee, or other committee or committees performing similar functions, as our management believe that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or other committees.

Code of Ethics

The Company has not adopted any formal Code of Ethics.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 100 Europa Drive, Suite 455, Chapel Hill, NC 27517, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit Nuts and Bolts and our shareholders. Although there are many other factors, the Board seeks individuals with experience in business, financial and scientific research and development.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks.  Mr. Hillerbrand, as our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.  Presently, the primary risks affecting Nuts and Bolts are the lack of working capital, the inability to generate sufficient revenues so that we have positive cash flow from operations. The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and each of our other officers for the years ended July 31, 2015 and 2014.

Summary Compensation Table for Fiscal 2015 and 2014

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Michael Hillerbrand (1)	2015	6,000	-	6,000
President, Chief Executive Officer	2014	9,000	500	9,500

(1)	The Company and our sole officer, Michael Hillerbrand, entered into a consulting agreement, effective January 31, 2014, which required the Company to pay Mr. Hillerbrand $1,500 a month. Mr. Hillerbrand was paid $9,000 and received 500,000 shares of founders stock with a fair value of $500 through July 31, 2014, and was paid $6,000 from August 1, 2014 through November 30, 2014. The agreement was terminated by mutual consent of the parties effective November 30, 2014. Mr. Hillerbrand is now receiving no fixed compensation.

In addition, Mr. Hillerbrand will be paid for researching and writing specific eBook titles for the Company. Compensation for researching and writing eBooks will be paid on a “fixed fee per book” basis at a rate comparable to market averages within the publishing industry.

Mr. Hillerbrand is expected to produce all of the Company’s eBook titles until the Company achieves positive cash flow. Thereafter, the writing of new eBooks will be contracted out to other authors, and Mr. Hillerbrand will provide editorial services for these publications.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

The Company’s directors do not receive any compensation. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our voting stock beneficially owned, as of September 25, 2015 by (i) those persons known by Nuts and Bolts to be owners of more than 5% of Nuts and Bolts’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Common Stock	Michael Hillerbrand President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (2)	5,000,000	76.48%

Common Stock	Susanna Hillerbrand Director (3)	0	0%

Common Stock	Kevin Flynn Director	0	0%

Common Stock	All directors and executive officers as a group (3)	5,000,000	76.48%

(1)	Based on 6,537,500 shares of common stock outstanding as of November 9, 2015.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since inception, Nuts and Bolts International, Inc. has conducted transactions with directors and director related entities. These transactions included the following:

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 3(A)).

For the period ended July 31, 2014 the Company issued 5,000,000 shares of common stock to its founder, Michael Hillerbrand, for $500 ($0.0001 per share) in exchange for services.

Effective January 31, 2014 the Company entered into a consulting agreement with the Company’s Chief Executive Officer. The Company was required to pay $1,500 a month. Mr. Hillerbrand was paid $9,000 through July 31, 2014 and was paid $6,000 from August 1, 2014 through November 30, 2014. The agreement was terminated by mutual consent of the parties effective November 30, 2014. Mr. Hillerbrand is now receiving no fixed compensation

On March 1, 2014 the Company entered into a consulting agreement to receive administrative and other miscellaneous services from Peter Coker, the managing director of Tyron Capital Ventures, LLC. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

Under Rule 405, a promoter includes any person who directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer. Under this definition, Peter Coker, the managing director of Tryon Capital Ventures, LLC, is a promoter. Tryon Capital Ventures, LLC has consulted with us on properly forming a company, properly structuring the financing for the Company, properly making projections on the business, and putting together presentation materials. In addition, they have consulted and provided assistance and introductions to individuals with expertise in international ventures, tax issues, and other relevant sales expertise.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Michael Hillerbrand is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.   Principal Accounting Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Liggett, Vogt & Webb, P.A. as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Liggett, Vogt & Webb, P.A. in 2015 and 2014 were approved by the board of directors.  The following table shows the fees for the years ended July 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$9,064	$6,500
Audit Related Fees (2)	$1,000	$3,036
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$10,064	$9,536

(1)      Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2)      Audit related fees – these fees relate primarily to the auditors’ review of our registration statements.

(3)      Tax fees – no fees of this sort were billed by Liggett, Vogt & Webb, P.A., our principal accountant during 2015 and 2014.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended July 31, 2015 and 2014.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2015 and 2014 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Consulting Agreement with Michael Hillerbrand, dated September 10, 2014.*
10.2	Termination of Consulting Agreement with Michael Hillerbrand, dated January 13, 2015.*
10.3	Consulting Agreement with Tryon Capital Ventures, LLC, dated March 1, 2014.*
21.1	List of Subsidiaries.*
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Previously filed.

**	Filed Herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTS AND BOLTS INTERNATIONAL, INC.

Dated: November 13, 2015	By:	/s/ Michael Hillerbrand
By: Michael Hillerbrand President, Chief Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Hillerbrand		November 13, 2015
Michael Hillerbrand	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Susanna Hillerbrand	Director	November 13, 2015
Susanna Hillerbrand

/s/ Kevin Flynn	Director	November 13, 2015
Kevin Flynn

