Form 10-Q
period 2015-10-31
NUTS & BOLTS INTERNATIONAL, INC.
filed 2015-12-16
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-170118

NUTS AND BOLTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3505091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Europa Drive, Suite 455 Chapel Hill, NC	28517
(Address of principal executive offices)	(Zip Code)

100 Europa Drive, Suite 455

Chapel Hill, NC 28517

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

As of December 15, 2015, there were 6,537,500 shares, $0.0001 par value per share, of common stock outstanding.

NUTS AND BOLTS INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Period Ended October 31, 2015

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

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	October 31, 2015	July 31, 2015
	(Unaudited)

Current Assets
Cash	$4,446	$8,491
Accounts receivable	25
Total Current Assets	4,471	8,491

Property and Equipment, net	581	626

Total Assets	$5,052	$9,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$61,381	$40,650
Loan payable - related party	100	100

Total Liabilities	61,481	40,750

Commitments and Contingencies (See Note 5)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,537,500 and 6,437,500
issued and outstanding, respectively	654	644
Additional paid-in capital	169,596	154,406
Accumulated deficit	(226,679)	(186,683)

Total Stockholders' Deficit	(56,429)	(31,633)

Total Liabilities and Stockholders' Deficit	$5,052	$9,117

See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31, 2015	For the Three Months Ended October 31, 2014

Revenue	$35	$-

Cost of Sales	-	-

Gross Income	35	-

Operating Expenses
Professional fees	6,206	9,100
General and administrative	33,825	22,265
Total Operating Expenses	40,031	31,365

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(39,996)	(31,365)

Provision for Income Taxes	-	-

NET LOSS	$(39,996)	$(31,365)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	6,485,326	6,437,500
during the year - Basic and Diluted

See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Three Months Ended October 31, 2015

(Unaudited)

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance July 31, 2015	-	$-	6,437,500	$644	$154,406	$(186,683)	$(31,633)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Common stock issued for cash, ($0.10 / per share)	-	-	100,000	10	9,990	-	10,000

Net loss for the three months ended October 31, 2015	-		-	-	-	(39,996)	(39,996)

Balance October 31, 2015	-	$-	6,537,500	$654	$169,596	$(226,679)	$(56,429)

See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31, 2015	For the Three Months Ended October 31, 2014

Cash Flows From Operating Activities:
Net Loss	$(39,996)	$(31,365)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	45	45
In kind contribution of services	5,200	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(25)
Increase in accounts payable and accrued expenses	20,731	(515)
Net Cash Used In Operating Activities	(14,045)	(31,835)

Cash Flows From Financing Activities:
		-
Repayment of loan payable	-	(1,129)
Proceeds from issuance of common stock, net of offering costs	10,000	-
Net Cash Provided by (Used in) Financing Activities	10,000	(1,129)

Net Decrease in Cash	(4,045)	(32,964)

Cash at Beginning of Period	8,491	108,326

Cash at End of Period	$4,446	$75,362

See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2015

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2015 and July 31, 2015, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of October 31, 2015 and 2014, there were no common share equivalents outstanding.

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

AS OF OCTOBER 31, 2015

(UNAUDITED)

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

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will generate revenue from the sale of eBooks which will sell from $2.00 to $10.00. The Company recognizes revenue from the sale of online courses when the course is purchased and the right of return has ended, net of commissions paid and discounts.

(I) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

(J) Concentration of Credit Risk

At October 31, 2015 and July 31, 2015, accounts receivable of $25 and $0, respectively, consisted of receivables from the online courses on the online publishing platform www.udemy.com.

(K) Recent Accounting Pronouncements

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

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2015

(UNAUDITED)

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at October 31, 2015 and July 31, 2015:

	October 31,	July 31,	Estimated
	2015	2015	Useful Life
Computer Equipment	896	896	5 years
	896	896
Less: Accumulated Depreciation	(315)	(270)
Property and Equipment, Net	$581	626

Depreciation expense was $45 and $45 for the three months ended October 31, 2015 and 2014, respectively.

NOTE 3	NOTES PAYABLE – RELATED PARTY

On October 13, 2013, the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 6).

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2015

(UNAUDITED)

NOTE 4	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of October 31, 2015, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

On September 17, 2015, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share).

(C) In kind contribution of services

For the three months ended October 31, 2015, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

For the years ended July 31, 2015, a shareholder of the Company contributed services having a fair value of $9,600 (See Note 6).

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

On March 1, 2014 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 6	RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2015, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(C)).

For the year ended July 31, 2015, a shareholder of the Company contributed services having a fair value of $9,600 (See Note 4(C)).

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 3).

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2015

(UNAUDITED)

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has working capital deficit of $57,010 and stockholder’s deficit of $56,429 used cash in operations of $14,045 and has a net loss of $39,996 for the three months ended October 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Going Concern

As reflected in the accompanying financial statements, the Company has minimal operations, has working capital deficit of $57,010 and stockholder’s deficit of $56,429, net used cash in operations of $14,045 and has a net loss of $39,996 for the three months ended October 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

For the three months ended October 31, 2015 and 2014

Operating expenses for the three months ended October 31, 2015 totaled $40,031 resulting in a loss of $39,996, as compared with operating expenses of $31,365 and a loss of 31,365 for the three month period ended October 31, 2014. Our operating expenses for the three months ended October 31, 2015, consisted of $6,206 in professional fees and $33,825 in general and administrative expenses, compared with $9,106 in professional fees and $22,265 in general and operating expenses for the three month period ended October 31, 2015.

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

The Company currently has $4,446 of cash on hand. Our current cash burn rate is approximately $9,900 per month. At the current rate, the Company has resources to last until approximately November 15, 2015.

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

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will generate revenue from the sale of eBooks which will sell from $2.00 to $10.00. The Company recognizes revenue from the sale of online courses when the course is purchased and the right of return has ended, net of commissions paid and discounts.

Recent Accounting Pronouncements

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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2015, the Company issued 100,000 shares of common stock to a private investor in exchange for $10,000 ($0.10/share).

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Definitions Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuts and Bolts International, Inc.

By:	/s/ Michael Hillerbrand
Michael Hillerbrand

Dated: December 16, 2015

