Form 10-Q
period 2016-01-31
NUTS & BOLTS INTERNATIONAL, INC.
filed 2016-04-01
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-200624

NUTS AND BOLTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3505091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 North Bridge Rd #12-02/03 Parkview Square Singapore	18878
(Address of principal executive offices)	(Zip Code)

600 North Bridge Rd #12-02/03

Parkview Square

Singapore 18878

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

As of March 28, 2016, there were 6,537,500 shares, $0.0001 par value per share, of common stock outstanding.

NUTS AND BOLTS INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Period Ended January 31, 2016

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

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	January 31, 2016	July 31, 2015
	(Unaudited)

ASSETS
Current Assets
Cash	$924	$8,491
Total Current Assets	924	8,491

Property and Equipment, net	536	626

Total Assets	$1,460	$9,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$97,711	$40,650
Loan payable - related party	100	100

Total Liabilities	97,811	40,750

Commitments and Contingencies (See Note 5)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,537,500 and 6,437,500 issued and outstanding, respectively	654	644
Additional paid-in capital	174,796	154,406
Accumulated deficit	(271,801)	(186,683)

Total Stockholders' Deficit	(96,351)	(31,633)

Total Liabilities and Stockholders' Deficit	$1,460	$9,117

See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2016	For the Three Months Ended January 31, 2015	For the Six Months Ended January 31, 2016	For the Six Months Ended January 31, 2015

Revenue	$43	-	$77	$-

Cost of Sales	-	-	-	-

Gross Income	43	-	77	-

Operating Expenses
Professional fees	$17,456	$16,694	$23,662	$25,794
General and administrative	27,634	25,139	61,233	47,404
Total Operating Expenses	45,090	41,833	84,895	73,198

Loss from Operations	(45,090)	(41,833)	(84,895)	(73,198)

Other Expenses
Interest Expense	(75)	-	(300)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(45,122)	(41,833)	(85,118)	(73,198)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(45,122)	$(41,833)	$(85,118)	$(73,198)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year - Basic and Diluted	6,537,500	6,437,500	6,511,413	6,437,500

See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Six Months Ended January 31, 2016

(Unaudited)

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance July 31, 2015	-	$-	6,437,500	$644	$154,406	$(186,683)	$(31,633)

In kind contribution of services	-	-	-	-	10,400	-	10,400

Common stock issued for cash, ($0.10 / per share)	-	-	100,000	10	9,990	-	10,000

Net loss for the six months ended January 31, 2016	-	-	-	-	-	(85,118)	(85,118)

Balance January 31, 2016	-	$-	6,537,500	$654	$174,796	$(271,801)	$(96,351)

See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31, 2016	For the Six Months Ended January 31, 2015

Cash Flows From Operating Activities:
Net Loss	$(85,118)	$(73,198)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	90	91
In kind contribution of services	10,400	3,200
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	57,061	(2,481)
Net Cash Used In Operating Activities	(17,567)	(72,388)

Cash Flows From Financing Activities:
Repayment of loan payable	-	(1,129)
Proceeds from issuance of common stock, net of offering costs	10,000	-
Net Cash Provided by (Used in) Financing Activities	10,000	(1,129)

Net Decrease in Cash	(7,567)	(73,517)

Cash at Beginning of Period	8,491	108,326

Cash at End of Period	$924	$34,809

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

NUTS AND BOLTS INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2016

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2016 and July 31, 2015, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of January 31, 2016 and January 31,2015, there were no common share equivalents outstanding.

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

(I) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

(J) Concentration of Credit Risk

At January 31, 2016 and July 31, 2015, accounts receivable of $0 and $0, respectively, consisted of receivables from the online courses on the online publishing platform www.udemy.com.

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

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at January 31, 2016:

	January 31,	July 31,	Estimated
	2016	2015	Useful Life
Computer Equipment	896	896	5 years
	896	896
Less: Accumulated Depreciation	(360)	(270)
Property and Equipment, Net	$536	$626

Depreciation expense was $90 and $91 for the six months ended January 31, 2016 and 2015, respectively.

NOTE 3	NOTES PAYABLE – RELATED PARTY

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 6).

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of January 31, 2016, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

On September 17, 2015, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share).

(C) In kind contribution of services

For the six months ended January 31, 2016, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 6).

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

For the six months ended January 31, 2016, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 4(C)).

For the year ended July 31, 2015, a shareholder of the Company contributed services having a fair value of $9,600 (See Note 4(C)).

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. (See Note 3).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital deficit of $96,887 and stockholder’s deficit of $96,351 used cash in operations of $17,567 and has a net loss of $85,118 for the six months ended January 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENT

On February 29, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) with the former director and officer of the Company (the “Seller”), and the current director and officer (the “Purchaser”), under which the Purchaser purchased 5,000,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), for an aggregate purchase price of $155,000, payable in full to the Seller (a “Change of Control”). The Shares represent all of the Seller’s interest in and to any securities of the Company, and make up 76.5% of the issued and outstanding shares of common stock of the Company, as exhibited in the Company’s 8K of March 4, 2016.

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

Overview

The Company was established on August 21, 2013 to publish eBooks under the Nuts and Bolts brand name. Earlier in 2013, the Company’s founder began developing the concept for an eBook publisher that would produce products that would appeal to tablet and Smartphone users who were eager to learn more about their hobbies and interests. The family of our founder, Michael Hillerbrand, includes numerous published authors and professional educators.

We believe the increased popularity of eBooks in the United States is due to certain industry and social trends that should continue for at least the next few years. The Company believes that the principal changes that have contributed to growth in the eBook market are (1) the emergence of eBook readers, tablet computers and Smartphones that make reading eBooks more convenient than a traditional print book, (2) the low cost of production and distribution of eBooks, and (3) the continued consumer interest in consuming media electronically rather than in the traditional print format.

The Company conducts its business through its wholly-owned operating subsidiary Nuts and Bolts Publishing, LLC (“NABP”) which conducts its business worldwide by delivering eBooks through the Internet. To date NABP, using the marketing name Nuts and Bolts Press, has published two eBooks. The Company has also published the first series of online courses on the online publishing platform www.udemy.com.

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

While the student enrollment and response has been very positive, sales have been negligible. According to the Udemy Terms of Service, sales revenues are held in reserve for 1-3 months to offset any refunds before being distributed to the publisher (the Company). In addition, Udemy has the right to advertise courses for sale prices well below the sales price set by the publisher and collects a sales commission of 50% for all sales Udemy generates from its promotional efforts. Also, the majority of students registered for the course redeemed “try it free” promotional coupons. Management is carefully evaluating whether publishing additional multimedia courses makes economic sense.

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

The Company is currently testing the expansion of its strategy to publish digital multimedia courses rather than eBooks. It is currently evaluating the results from the publication of its first course on how to start a freelancing business that was published on the Udemy publishing platform ( www.udemy.com ). While the student response has been positive, the revenue generated has been below projections and management is evaluating whether publishing additional multimedia courses makes economic sense. Since the change in control of February 29, 2016, current management is continuing to explore the Udemy publishing platform.

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

Going Concern

As reflected in the accompanying financial statements, the Company has minimal operations, has working capital deficit of $96,887 and stockholder’s deficit of $96,351, net used cash in operations of $17,567 and has a net loss of $85,118 for the six months ended January 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

For the three and six months ended January 31, 2016 and 2015

Revenue. Gross revenues during the six months ended January 31, 2016 and 2015 were $77 and $0, respectively, an increase of $77. Gross revenues during the three months ended January 31, 2016 and 2015 were $ 43 and $0, respectively, an increase of $43. The increase in gross revenues was primarily attributable to the increase in sales of eBooks.

Operating expenses for the three months ended January 31, 2016 totaled $45,090 resulting in a loss of $45,122, as compared with operating expenses of $41,833 and a loss of 41,833 for the three month period ended January 31, 2015. Our operating expenses for the three months ended January 31, 2015, consisted of $16,694 in professional fees and $25,139 in general and administrative expenses, compared with $17,456 in professional fees and $27,634 in general and operating expenses for the three month period ended January 31, 2016.

Operating expenses for the six months ended January 31, 2016 totaled $84,895 resulting in a loss of $85,118, as compared with operating expenses of $73,198 and a loss of $73,198 for the six months period ended January 31, 2015. Our operating expenses for the six months ended January 31, 2016 consisted of $23,662 in professional fees and $61,233 in general and administrative expenses, compared with $25,794 in professional fees and $47,404 in general and administrative expenses for the six months period ended January 31, 2015.

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

The Company currently has $924 of cash on hand. Our current cash burn rate is approximately $3,000 per month. At the current rate, the Company has resources to last until approximately February 2016.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 29, 2016 Tan Sri Dato’ Sri Lai Teck Peng closed a transaction in which he acquired a total of 5,000,000 shares of restricted stock of the Company, representing 78% of the shares in the Company from Michael Hillerbrand, our former Director. On the same day, the shareholders of the Corporation voted Tan Sri Dato’ Sri Lai Teck Peng as Director of the Company, as noted in the 8K filed with the SEC on March 4, 2016.

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

Nuts and Bolts International, Inc.

By:	/s/ Tan Sri Dato' Sri Lai Teck Peng
Tan Sri Dato' Sri Lai Teck Peng, Director

Dated: March 21, 2016