Form 10-Q
period 2016-04-30
TRENDMAKER INC. LTD.
filed 2016-11-09
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-200624

TRENDMAKER, INC LIMITED

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

As of October 25, 2016, there were 13,370,000 shares, $0.0001 par value per share, of common stock outstanding.

TRENDMAKER, INC LIMITED

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2016

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trendmaker, Inc. Limited

(F/K/A Nuts and  Bolts International, Inc. & Subsidiary)

FINANCIAL STATEMENTS

(UNAUDITED)

April 30, 2016

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

TRENDMAKER, INC., LIMITED
(F/KA/ NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY)
Condensed Consolidated Balance Sheets

	April 30, 2016	July 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$ 5	$ 8,491
Total Current Assets	5	8,491

Property and Equipment, net	-	626

Total Assets	$ 5	$ 9,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 21,535	$ 40,650
Loan payable - related party	5,000	100

Total Liabilities	26,535	40,750

Commitments and Contingencies (See Note 5)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,075,000 and 12,875,000 issued and outstanding, respectively	-	-
	1,308	1,288
Additional paid-in capital	269,149	153,762
Accumulated deficit	(296,987)	(186,683)

Total Stockholders' Deficit	(26,530)	(31,633)

Total Liabilities and Stockholders' Deficit	$ 5	$ 9,117

TRENDMAKER, INC., LIMITED
(F/KA/ NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended April 30, 2016	For the Three Months Ended April 30, 2015	For the Nine Months Ended April 30, 2016	For the Nine Months Ended April 30, 2015

Revenue	$ 22		$ 99	$ -

Cost of Sales	-	-	-	-

Gross Income	22	-	99	-

Operating Expenses
Professional fees	10,451	16,100	34,113	41,894
General and administrative	14,756	22,733	76,089	70,137
Total Operating Expenses	25,207	38,833	110,202	112,031

Loss from Operations	(25,207)	(38,833)	(110,103)	(112,031)

Other Expenses
Interest Expense	-	-	(300)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(25,185)	(38,833)	(110,304)	(112,031)

Provision for Income Taxes	-	-	-	-

NET LOSS	$ (25,185)	$ (38,833)	$ (110,304)	$ (112,031)

Net Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding during the year - Basic and Diluted	13,075,000	12,875,000	13,039,234	12,875,000

TRENDMAKER, INC., LIMITED
(F/KA/ NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY)
Condensed Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended April 30, 2016
(Unaudited)
					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance July 31, 2015	-	$ -	12,875,000	$ 1,288	$ 153,762	$ (186,683)	$ (31,633)

In kind contribution of services	-	-	-	-	10,400	-	10,400

Common stock issued for cash, ($0.10 / per share)	-	-	200,000	20	9,980	-	10,000

Loans forgiven by principal stockholders	-	-	-	-	100		100

Payment of accounts payable by a related party on Company's behalf	-	-	-	-	94,907	-	94,907

Net loss for the nine months ended April 30, 2016	-		-	-	-	(110,304)	(110,304)

Balance April 30, 2016	-	$ -	13,075,000	$ 1,308	$269,149	$ (296,987)	$ (26,530)

TRENDMAKER, INC., LIMITED
(F/KA/ NUTS AND BOLTS INTERNATIONAL, INC. & SUBSIDIARY)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended April 30, 2016	For the Nine Months Ended April 30, 2015

Cash Flows From Operating Activities:
Net Loss	$ (110,304)	$ (112,031)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	90	134
In kind contribution of services	10,400	6,400
Impairment Loss	536	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(19,115)	15,827
Net Cash Used In Operating Activities	(118,393)	(89,670)

Cash Flows From Financing Activities:
Contribution of capital by prior shareholders	94,907
Proceeds from loan payable- related party	5,000	-
Repayment of loan payable	-	(1,129)
Proceeds from issuance of common stock, net of offering costs	10,000	-
Net Cash Provided by (Used in) Financing Activities	109,907	(1,129)

Net Decrease in Cash	(8, 486)	(90,799)

Cash at Beginning of Period	8,491	108,326

Cash at End of Period	$ 5	$ 17,527

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities: On February 29, 2016, the Company's former principal stockholder forgave loans of $100 upon completion of the change in control.

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

Nuts and Bolts International, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 21, 2013 to create and publish electronic non-fiction multimedia books for the hobby and do-it-yourself consumer markets (“eBooks”) through the internet. It’s eBook publishing operations were conducted through it’s wholly-owned subsidiary, Nuts and Bolts Publishing, LLC, which was organized under the laws of the State of North Carolina on August 22, 2013.

Effective as of February 29, 2016, the Company had a change of control as a result of the sale of it’s previous controlling shareholder of 10,000,000 shares of it’s common stock, representing approximately 76.5% of the Company’s issued and outstanding common stock.  Following the change of control, the Company has retained ownership of it’s wholly-owned subsidiary, Nuts and Bolts Publishing, LLC, but has discontinued the eBook publishing operations previously carried on through that subsidiary.

Following the change of control, the Company is now engaged in the business of providing management and consulting services to Trendmaker Private Limited, a Singapore entity whose subsidiaries include PhytoScience Sdn Bnd (a Malaysia entity), and PhtyoScience Private Limited Company (an Indian entity). Through its subsidiaries, Trendmaker Private Limited is engaged in the business of sale of stem cell products, cosmetics and healthcare related consumable products in Asia.

Effective as of April 14, 2016, the Company amended it’s Articles of Incorporation to change it’s name to Trendmaker, Inc., Limited.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Trendmaker, Inc. Limited (f/k/a Nuts and Bolts International, Inc.), and its wholly owned subsidiary, Nuts and Bolts Publishing, LLC (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2016 and July 31, 2015, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of April 30, 2016 and April 30, 2015, there were no common share equivalents outstanding.

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

(J) Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30, 2016:

Depreciation expense was $90 and $134 for the nine months ended April 30, 2016 and 2015, respectively.

During the nine months ended April 30, 2016 and 2015, the Company recorded $536 and $0 in impairment losses.

NOTE 3	NOTES PAYABLE – RELATED PARTY

During the nine months ended April 30, 2016 the Company entered into a promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on December 31, 2016 (See Note 6).

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. In connection with the change in control in February 2016, the former CEO forgave the full amount due of $100 (See Note 4).

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of April 30, 2016, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

On September 17, 2015, the Company issued 200,000 shares of common stock for $10,000 ($0.05/share).

(C) In kind contribution of services

For the nine months ended April 30, 2016, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 6).

In connection with the change in control in February 2016, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $94,907 which was forgiven and recorded as an in-kind contribution of capital (See Note 6).

In connection with the change in control in February 2016, the former CEO forgave a note payable in the amount of $100 (See Notes 3 and 6).

(D) Stock Split

On June 10, 2016, the Company declared a two for one stock forward stock split. All share and per share data has been retroactively restated.

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

On April 1, 2016 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $2,500 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

On March 1, 2014 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement. In connection with the change in control in February 2016, the agreement was terminated.

(B) Consulting Revenue – Related Party

On April 15, 2016, the Company entered into a consulting agreement to provide consulting services to Trendmaker PTE, Ltd, a related party. Amounts received will be recorded as an expense reimbursement. For the nine months ended April 30, 2016, no reimbursement was received in connection with the consulting agreement (See Note 6).

NOTE 6	RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2016, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 4(C)).

In connection with the change in control in February 2016, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $94,907, which was forgiven and recorded as an in-kind contribution of capital (See Note 4).

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.  In conjunction with the change of control, this note was forgiven (See Notes 3 and 4)

On April 15, 2016, the Company entered into a consulting agreement to provide consulting services to Trendmaker PTE, Ltd, a related party. The amounts received will be recorded as an expense reimbursement. For the nine months ended April 30, 2016, no reimbursement was received in connection with the consulting agreement (See Note 5(B)).

During the nine months ended April 30, 2016 the Company entered into a promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on December 31, 2016 (See Note 3).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has an accumulated deficit of $296,987, a stockholder’s deficit of $26,530, and for the nine months ended April 30, 2016, had a net loss of $110,304 and used cash in operations of $118,393.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is taking various steps to provide the Company with the opportunity to continue as a going concern.  During the period covered by this report, the Company has discontinued it’s eBook publishing operations and changed the focus of it’s business operations to the provision of management and consulting services.  In addition, subsequent to the period covered by this report, the Company has initiated efforts to raise additional operating capital through the private placement offer and sale of shares of its common stock.

NOTE 8	SUBSEQUENT EVENTS

 Subsequent to April 30, 2016, the Company issued 295,000 shares of common stock for cash of $247,800 ($0.84/share).

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

Overview

The Company was established on August 21, 2013 to publish eBooks under the Nuts and Bolts brand name. It’s business operations were conducted through its wholly-owned operating subsidiary, Nuts and Bolts Publishing, LLC. From inception through February 29, 2016, the Company conducted limited operations including publishing two eBooks and one online “self-help” course on how to start a freelancing business.

As reported in a Current Report on Form 8-K dated February 29, 2016, and filed on March 4, 2016, on February 29, 2016, there was a change of control of the Company.  Following the change of control, the Company retained ownership of it’s wholly-owned subsidiary, Nuts and Bolts Publishing, LLC, but elected to discontinue the eBook publishing operations previously carried on through that subsidiary.

Plan of Operation

Following the change of control, the Company is now engaged in the business of providing management and consulting services to Trendmaker Private Limited, a Singapore entity whose subsidiaries include PhytoScience Sdn Bnd (a Malaysia entity), and PhtyoScience Private Limited Company (an Indian entity). Through its subsidiaries, Trendmaker Private Limited is engaged in the business of sale of stem cell products, cosmetics and healthcare related consumable products in Asia.

The management and consulting services which the Company will provide to Trendmaker Private Limited and its operating subsidiaries from time to time advice regarding advice regarding investor and public relations, market strategies, structuring of mergers, acquisitions, strategic relationship and alliances, obtaining debts or equity financing, and such other matters as the parties shall mutually agree upon.

Limited Operating History

The Company had limited operations in its initial business of eBook publishing, and since the completion of the change of control, has had limited operations in its new business of providing management and consulting services to Trendmaker Private Limited, and its operating subsidiaries. As a result, the Company’s operations to date provide no basis for evaluation of its future business prospects. There can be no assurance that management will be successful in implementing the Company’s new plan of operations in a way which allow the Company to generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal operations, has an accumulated deficit of $296,987 and stockholder’s deficit of $26,530, net used cash in operations of $118,393 and has a net loss of $110,304 for the nine months ended April 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is taking various steps to provide the Company with the opportunity to continue as a going concern.  During the period covered by this report, the Company has discontinued it’s eBook publishing operations and changed the focus of it’s business operations to the provision of management and consulting services.  In addition, subsequent to the period covered by this report, the Company has initiated efforts to raise additional operating capital through the private placement offer and sale of shares of its common stock.

Results of Operations

For the three and nine months ended April 30, 2016 and 2015

During the three and nine month periods ended April 30, 2015, and during a portion of the three and nine month periods ended April 30, 2016, the Company was engaged in the eBook publishing business. Its eBook publishing operations during these periods were limited.  During the three months ended April 30, 2016, the Company generated $22 from these operations, and during the nine month period ended April 30, 2016, the Company generated $99 from these operations.   Following the change of control on February 29, 2016, these operations have now been discontinued.

Following the change of control, the Company is now engaged in the business of providing management and consulting services to Trendmaker Private Limited, a Singapore entity, and its operating subsidiaries. However, during the period from February 29, 2016 (the date of the change of control) through April 30, 2016, the Company’s operations in the management and consulting services business were also limited and did not generate revenue.

Because of the change of control and the change in focus of the Company’s business operations as of February 29, 2016, and it limited operations in both the eBook publishing business and the management and consulting services business, there is no meaningful basis upon which to compare the Company’s results of operations during the three and nine months ended April 30, 2016 and 2015.

 Liquidity and Capital Resources

As of April 30, 2016, the Company had $5 cash on hand, but will require capital to implement its business plans and fund its operations. The required capital may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

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

None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Definitions Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trendmaker, Inc. Limited

By:	/s/ Tan Sri Dato' Sri Lai Teck Peng
Tan Sri Dato' Sri Lai Teck Peng, CEO and CFO

Dated: October 26, 2016