Form 10-K
period 2016-07-31
TRENDMAKER INC. LTD.
filed 2018-03-15
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-200624

TRENDMAKER, INC. LIMITED
(Exact name of registrant as specified in its charter)

Nevada	46-3505091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 North Bridge Rd #12-02/03 Parkview Square Singapore	188778
(Address of principal executive offices)	(Zip Code)

919-633-2488

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act ☒ Yes    ☐ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

The aggregate market value of the voting stock held by non-affiliates of the issuer on January 31, 2017, was approximately $4,858,000.00.

As of March 13, 2018, the Company had 13,737,000 shares of common stock issued and outstanding.

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

PART I

Item 1. Business.

Overview and Background

The Company was incorporated in the State of Nevada on August 21, 2013, under the name Nuts & Bolts International, Inc. It was incorporated to engage in the business of publishing eBooks under the Nuts and Bolts brand name. It’s business operations were conducted through its wholly-owned operating subsidiary, Nuts and Bolts Publishing, LLC, a North Carolina limited liability company. From inception through February 29, 2016, the Company conducted limited operations including publishing two eBooks and one online “self-help” course on how to start a freelancing business.

On February 29, 2016, the Company had a change of control. On that date, Tan Sri Dato’ Sri Lai Teck Peng, a resident of Malaysia, acquired control of the Company through purchase of 5,000,000 shares of common stock, representing approximately 77.67% of its issued and outstanding common stock. On the same date, the previous officers and directors of the Company resigned, and Mr. Lai was appointed as a Director and as CEO of the Company.

Following the change of control the Company elected to discontinue the eBook publishing operations previously carried on through its wholly-owned operating subsidiary.

Current Operations

Following the change of control, the Company intends to engage in the business of acting as an investment holding company and providing management and consulting services.

As of July 31, 2016, the Company has engaged in limited business operations, but it has agreed to provide management and consulting services to Trendmaker Pte, Ltd, a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity), and Phytoscience Trendmaker Pvt Ltd (an Indian entity). Through its subsidiaries, Trendmaker Pte, Ltd is engaged in the sale of healthcare and wellness products in Asia via a multilevel marketing platform. The management and consulting services which the Company will provide to Trendmaker Pte, Ltd and its operating subsidiaries include advice regarding investor and public relations, market strategies, structuring of mergers, acquisitions, strategic relationships and alliances, obtaining debts or equity financing, and such other matters as the parties shall mutually agree upon.

Employees

As of July 31, 2016, and the date of this report, the Company has no employees.

Competition

The business of acting as an investment holding company and providing management and consulting services is extremely competitive. These are areas in which the Company is currently in the process of commencing operations, and there is no assurance we will be able to successfully compete. Most, if not all of our competitors, are expected to be larger, better funded and more experienced than us.

Intellectual Property

The Company does not currently own any trademarks, patents or other intellectual property which it uses or intends to use in the conduct of its business operations.

Government Regulations

Governmental regulations are not anticipated to impact our business model.

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

ITEM 2. PROPERTIES

The Company does not currently maintain its own separate office facilities. It uses facilities provided to it at no cost by a business advisory firm in Singapore.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Registrant, and no owner of record or beneficial owner of more than 5.0% of the securities of the Registrant, or any associate of any such director, officer or security holder is a party adverse to the Registrant or has a material interest adverse to the Registrant in reference to pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The Company’s shares are approved for trading on the OTCPink Market under the symbol “TMIN” However, there has been very limited trading activity and no meaningful trading market has been established. There is no assurance as to when, or whether, an active trading market in our shares will be established.

None of Company’s equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock.

Holders. As of July 31, 2016, there were 13,075,000 shares of common stock issued and outstanding held by a total of 7 shareholders of record. As of the date of this report, there were 13,737,000 shares of common stock issued and outstanding held by a total of 147 shareholders of record. The outstanding shares as of the date of this report include a total of 662,000 shares which the Company offered and sold subsequent to July 31, 2016, in a private placement offering made to non-U.S. persons in reliance upon an exemption provided by Regulation S under the Securities Act of 1933. The private placement shares were offered and sold by the Company’s officers and directors at a price of $0.84 per share. The total aggregate consideration received by the Company from the private placement offering and sale of shares was $556,080.

Dividends. The Company has not declared or paid any cash dividends on its common stock during the fiscal year ended July 31, 2016, or during the period between July 31, 2016 and the date of this report, and does not anticipate declaring or paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background

The Company was incorporated in August, 2013, to engage in the business of eBook publishing, but its business operations in the area of eBook publishing were nominal. Following a change of control which occurred in February, 2016, the Company discontinued its eBook publishing operations and elected to become an investment holding company and to provide management and consulting services to Trendmaker Pte, Ltd, a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity), and Phytoscience Trendmaker Pvt Ltd (an Indian entity). Although the Company identified its intended future business activities, during the fiscal year ended July 31, 2016, it did not commence active business operations.

Results of Operations

Company management does not believe that a meaningful analysis can be made of the Company’s results of operation for the fiscal year ended July 31, 2016 as compared to the fiscal year ended July 31, 2015. During both periods, its operations have been nominal and, following a change of control in February, 2016, the Company elected to terminate its previous business plan to engage in eBook publishing, and adopt a new business plan relating to acting as an investment holding company and providing management and consulting services. Operating expenses consisting of professional fees and general and administrative expenses, were substantially the same of the two periods ($141,456 for the fiscal year ended July 31, 2015, as compared to $137,718 for the fiscal year ended July 31, 2016). Revenues and cost of sales for the two periods were nominal or nil.

Liquidity and Capital Resources

As of July 31, 2016, the Company had no assets and total liabilities of $54,150. Subsequent to July 31, 2016, the Company commenced a private placement offering of up to US$11,760,000, through the offer and sale of up to 14,000,000 shares of its authorized but previously unissued shares of common stock at a price of US$0.84 per share (the “Private Placement”). The Private Placement is continuing, and during the period from August 1, 2016 through the date of this report, the Company has sold a total of 662,000 shares in the Private Placement and has received total gross offering proceeds of $556,080. The Company has entered into an agreement with Phyto Science Sdn Bhd, a Malaysia corporation with which it is affiliated (“Phyto Science”), to act as a finder in the introduction of potential private placement investors to the Company, and to provide marketing and administrative services and support to the Company in conjunction with the conduct of the Private Placement. As compensation for its services, Phyto Science is entitled to a fee equal to twenty-five percent (25%) of the gross offering proceeds received by the Company. In addition, because of the fact that the Company does not have business operations or an established banking relationship in Singapore or Malaysia but desires to have the net proceeds of the offering held in Singapore or Malaysia in order to help facilitate and expedite potential future investments in those countries, under the terms of the agreement between the Company and Phyto Science, the remaining seventy-five percent (75%) of the offering proceeds (the “Net Proceeds”) from the Private Placement, are being held on the Company’s behalf by Phyto Science. For a period of twenty-four (24) months from August 16, 2016 (the effective date of the agreement between the Company and Phyto Science), the Net Proceeds held by Phyto Science are treated as a non-interest bearing loan. After the initial twenty-four (24) months period, any remaining funds held by Phyto Science will be treated as a loan from the Company to Phyto Science, and will bear interest at the rate of one percent (1%) per annum. The funds held by Phyto Science on the Company’s behalf are payable to the Company at any time, in whole or in part, upon not less than thirty (30) days prior written notice to Phyto Science.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

(801) 447-9572 FAX (801) 447-9578

_______________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trendmaker, Inc. Ltd.

600 North Bridge Rd. #12-02/03

Parkview Square, Singapore 188778

We have audited the accompanying balance sheet of Trendmaker Inc. Ltd. as of July 31, 2016 and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trendmaker Inc. Ltd. as of July 31, 2016 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of:

Trendmaker, Inc. Limited

(f/k/aNuts and Bolts International, Inc.)

We have audited the accompanying consolidated balance sheet of Trendmaker, Inc. Limited (f/k/a Nuts and Bolts International, Inc.) and Subsidiary (the “Company”) as of July 31, 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Trendmaker, Inc. Limited (f/k/a Nuts and Bolts International, Inc.) as of July 31, 2015 and the results of its operations and its cash flows for the year ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

Liggett & Webb, P.A.

(f/k/a Liggett, Vogt & Webb, P.A).

LIGGETT, & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

November 13, 2015

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

Balance Sheets

		(Consolidated)
	July 31, 2016	July 31, 2015
ASSETS
Current Assets
Cash	$-	$8,491
Total Current Assets	-	8,491

Property and Equipment, net	-	626

Total Assets	$-	$9,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$14,245	$40,650
Loan payable - related party	39,905	100

Total Liabilities	$54,150	40,750

Commitments and Contingencies (See Note 5)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,075,000 and 12,875,000 issued and outstanding, respectively	1,308	1,288
Additional paid-in capital	269,132	153,762
Accumulated deficit	(324,590)	(186,683)

Total Stockholders’ Deficit	(54,150)	(31,633)

Total Liabilities and Stockholders’ Deficit	$-	$9,117

See accompanying notes to financial statements

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

Statements of Operations

		(Consolidated)
	For the Year Ended July 31, 2016	For the Year Ended July 31, 2015

Revenue	$111	$-
Cost of Sales	-	-
Gross Income	111	-
Operating Expenses
Professional Fees	46,363	45,544
General and administrative	91,355	95,912
Total Operating Expenses	137,718	141,456

Loss from Operations	(137,607)	(141,456)

Other Expenses
Interest Expense	(300)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(137,907)	(141,456)
Provision for Income Taxes	-	-

NET LOSS	$(137,907)	$(141,456)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year – Basic and Diluted	13,048,600	12,875,000

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

Statement of Stockholders’ Deficit

For the years ended July 31, 2016 and July 31, 2015 (Consolidated)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance July 31, 2014	-	$-	12,875,000	$1,288	$140,162	$(45,227)	$96,223

In kind contribution of services	-	-	-	-	13,600	-	13,600
Net loss for the year ended July 31, 2015	-	-	-	-		(141,456)	(141,456)

Balance July 31, 2015 (Consolidated)	-	-	12,875,000	1,288	153,762	(186,683)	(31,633)
In kind contribution of services	-	-	-	-	10,400	-	10,400
Common stock issued for cash, ($0.05 / per share)	-	-	200,000	20	9,980	-	10,000
Loans forgiven by principal stockholders	-	-	-	-	100	-	100
Payment of accounts payable by a related party on Company’s behalf	-	-	-	-	94,890	-	94,890
Net loss for the year ended July 31, 2016	-	-	-	-	-	(137,907)	(137,907)

Balance July 31, 2016	-	$-	13,075,000	$1,308	$269,132	$(324,590)	$(54,150)

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

Statements of Cash Flows

		(Consolidated)
	For the Year Ended	For the Year Ended
	July 31, 2016	July 31, 2015
Cash Flows From Operating Activities:
Net Loss	$(137,907)	$(141,456)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	90	180
In kind contribution of services	10,400	13,600
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(26,405)	28,970
Net Cash Used in Operating Activities	(153,822)	(98,706)

Net cash used in Investing Activities	-	-

Cash Flows From Financing Activities:
Contribution of capital via payment of accounts payable	94,890	-
Proceeds from loan payable-related party	39,905	-
Repayment of loan payable	-	(1,129)
Proceeds from issuance of common stock, net of offering costs	10,000	-
Net Cash Provided by (Used in) Financing Activities	144,795	(1,129)

Net Decrease in Cash	(8,491)	(99,835)

Cash at Beginning of Period	(8,491)	108,326

Cash at End of Period	$-	$8,491

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities

On February 29, 2016, the Company’s former principal stockholder forgave loans of $100 upon completion of the change in control. The forgiven loans and fair value of assets were treated as contribution.

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND 2015 (Consolidated)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Nuts and Bolts International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 21, 2013 to create and publish electronic non-fiction books (“eBooks”) through the internet. The Company was formed to create and distribute high quality, multimedia eBooks for the hobby and do-it-yourself consumer markets. These operations were carried on through the Company’s wholly-owned subsidiary Nuts & Bolts Publishing, LLC. These operations have been discontinued and the Company’s subsidiary has been dissolved.

In connection with the Change of Control, on February 29, 2016, effective April 14, 2016, the Company filed with the State of Nevada a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Nuts and Bolts International, Inc. to Trendmaker Inc. Limited.

On February 29, 2016, the Company entered into a Stock Purchase Agreement (the “SPA”) with the former director and officer of the Company (the “Seller”), and the current director and officer (the “Purchaser”), under which the Purchaser purchased 5,000,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), for an aggregate purchase price of $155,000, payable in full to the Seller (a “Change of Control”). The Shares represent all of the Seller’s interest in and to any securities of the Company, and make up 77.67% of the issued and outstanding shares of common stock of the Company. The SPA closed and the Change of Control occurred on February 29, 2016. Following the change of control, the Company elected to terminate its previous business plan to engage in eBook publishing, and adopt a new business plan related to acting as an investment holding company and providing management and consulting services.

The Company is now acting as an investment holding company and providing management and consulting services to Trendmaker Pte, Ltd., a Singapore entity and related party whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity) and Phytoscience Trendmaker Pvt Ltd (an Indian entity).

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2016 and July 31, 2015, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of July 31, 2016 and July 31, 2015, there were no common share equivalents outstanding.

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND 2015 (Consolidated)

(E) Income Taxes

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	July 31, 2016	July 31, 2015
Deferred tax liability:
Deferred tax asset	$-	$-
Net Operating Loss Carryforward	111,708	62,568
Valuation allowance	(111,708)	(62,568)
New deferred tax asset
Net deferred tax liabilities	$-	$-

	July 31, 2016	July 31, 2015
Federal
Current	$-	$-
Deferred	$-	$-

State and Local
Current	$-	$-
Deferred	$-	$-

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND 2015 (Consolidated)

The Company’s income tax expense differed from the statutory rates (federal 34% and state 6.9%) as follows:

	July 31, 2016	July 31, 2015
Expected tax expense (benefit) - Federal	$(43,653)	$(44,776)
Expected tax expense (benefit) - State	(9,516)	(9,760)
Non-deductible expenses	4,010	5,248
Change in valuation allowance	49,159	49,288
Actual tax expense (benefit)	$-	$-

Gross deferred tax assets:
Net operating loss carryforwards	$111,708	$62,568
Total deferred tax assets	111,708	62,568
Less: valuation allowance	(111,708)	(62,568)
Net deferred tax asset recorded	$-	$-

As of July 31, 2016, the Company has a net operating loss carry forward of approximately $289,771 available to offset future taxable income through July 31, 2036. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2036.

The net change in the valuation allowance for the year ended July 31, 2016 was an increase of $49,159, and an increase of $49,288 for the year ended July 31, 2015.

The Company’s federal income tax returns for the years ended July 31, 2016 and July 31, 2015 remain subject to examination by the Internal Revenue Service through 2020.

(F) Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter.

Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, ”Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company has generated revenue from the sale of eBooks which will sell from $2.00 to $10.00, totaling $111 during the year ended July 31, 2016.

(H) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND 2015 (Consolidated)

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

(I) Recent Accounting Pronouncements

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

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND 2015 (Consolidated)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31, 2016 and 2015:

	July 31,	July 31,	Estimated
	2016.	2015.	Useful Life.
Computer Equipment	626	896	5 years

Less: Accumulated Depreciation	(626)	(270)
Property and Equipment, Net	$-	$626

Depreciation expense was $356 and $180 for the years ending July 31, 2016 and 2015, respectively.

NOTE 3 NOTES PAYABLE – RELATED PARTY

During the year ended July 31, 2016 the Company entered into a promissory note with a related party in the amount of $39,905. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on December 31, 2016 (See Note 6). The outstanding balance as of July 31, 2016 and 2015 was $39,905 and $100 respectively.

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. In connection with the change in control in February 2016, the former CEO forgave the full amount due of $100 (See Note 4).

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND 2015 (Consolidated)

NOTE 4 STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of July 31, 2016 and 2015, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

On September 17, 2015, the Company issued 200,000 shares of common stock for $10,000 ($0.05/share).

(C) In kind contribution of services

For the year ended July 31, 2016, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 6).

In connection with the change in control in February 2016, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $94,890, which was recorded as an in-kind contribution of capital (See Note 6).

In connection with the change in control in February 2016, the former CEO forgave a note payable in the amount of $100 (See Notes 3 and 6).

For the year ended July 31, 2015, a shareholder of the Company contributed services having a fair value of $13,600 (See Note 6).

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

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND 2015 (Consolidated)

NOTE 6 RELATED PARTY TRANSACTIONS

For the year ended July 31, 2016, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 4(C)).

In connection with the change in control in February 2016, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $94,890, which was forgiven and recorded in additional paid-in capital. (See Note 4(C)).

In connection with the change in control in February 2016, the former CEO forgave a note payable in the amount of $100 (See Notes 3 and 4).

On April 15, 2016, the Company entered into a consulting agreement to provide consulting services to Trendmaker Pte, Ltd, a related party.

During the year ended July 31, 2016 the Company entered into a promissory note with a related party in the amount of $39,905. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on December 31, 2016 (See Note 3).

For the year ended July 31, 2015, a shareholder of the Company contributed services having a fair value of $13,600 (See Note 4(C)).

On October 13, 2013 the Company entered into a promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. In connection with the change in control in February, 2016, the former CEO forgave the full amount due of $100 (See Note 3).

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital deficit of $54,150 and stockholder’s deficit of $54,150, used cash in operations of $153,286 and has a net loss of $137,907 for the year ended July 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

TRENDMAKER INC. LIMITED

(F/K/A NUTS AND BOLTS INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND 2015 (Consolidated)

NOTE 8 SUBSEQUENT EVENT

Subsequent to July 31, 2016, the Company commenced a private placement offering of up to US$11,760,000, through the offer and sale of up to 14,000,000 shares of its authorized but previously unissued shares of common stock at a price of US$0.84 per share (the “Private Placement”). As of February 23, 2018, the Company had issued a total of 662,000 shares of its common stock in the Private Placement and received total gross offering proceeds of $556,080. The Company has entered into an agreement with Phyto Science Sdn Bhd, a Malaysia corporation with which it is affiliated (“Phyto Science”), to act as a finder in the introduction of potential private placement investors to the Company, and to provide marketing and administrative services and support to the Company in conjunction with the conduct of the Private Placement. As compensation for its services, Phyto Science is entitled to a fee equal to twenty-five percent (25%) of the gross offering proceeds received by the Company. In addition, under the terms of the agreement between the Company and Phyto Science, the remaining seventy-five percent (75%) of the offering proceeds (the “Net Proceeds”) from the Private Placement, are being held on the Company’s behalf by Phyto Science. For a period of twenty-four (24) months from August 16, 2016 (the effective date of the agreement between the Company and Phyto Science), the Net Proceeds held by Phyto Science are treated as a non-interest bearing loan. After the initial twenty-four (24) months period, any remaining funds held by Phyto Science will be treated as a loan from the Company to Phyto Science, and will bear interest at the rate of one percent (1%) per annum. The funds held by Phyto Science on the Company’s behalf are payable at any time, in whole or in part, upon not less than thirty (30) days prior written notice to Phyto Science.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in a Current Report on Form 8-K filed October 11, 2017, and a Current Report on Form 8-K/A filed October 13, 2017, the Company had a change of auditor for the fiscal year ended July 31, 2016. Except as described in the foregoing 8-K and 8-K/A filings, we have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

Based on this evaluation, our sole executive officer who is both the CEO and CFO, has identified a material weakness in connection with the preparation of our financial statements as of and for the year ended July 31, 2016, and has thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to lack of an adequate number of members of management, and in particular, absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because as funds become available to do so, our management intends to hire management personnel or additional consultants to assist with compliance with the Company’s reporting obligations and, in particular, to assist with maintenance of books and records and preparation of required financial statements. Our management intends to conduct an assessment of the effectiveness of our disclosure control and procedures, and internal control over financial reporting in the coming months if we acquire another operating business or assets, and re-consider the need for hiring a consultant.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016, based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, and the fact that the Company has failed to stay current in the filing of required periodic reports with the SEC, our management has concluded that, as of July 31, 2016, the Company’s internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors as of July 31, 2016. All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure
Tan Sri Dato’ Sri Lai Teck Peng	53	Director, CEO and CFO	Since February 2016

Biographical Information

Tan Sri Dato’Sri Lai Teck Peng, age 53, has been a Director, CEO and CFO of the Company since February 29, 2016. Mr. Lai is also the founder, and for the past five years, has been the Chairman and CEO of Phyto Science Sdn Bhd, a health & wellness company based in Kuala Lumpur, Malaysia which is engaged in the sale of healthcare and wellness products in Asia via a multilevel marketing platform. Mr. Lai has an Executive MBA from Peking University.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

The Company does not currently have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, it’s officers, directors and principal shareholders are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports regarding ownership and changes in ownership of the Company’s outstanding securities.

Code of Ethics

The Company has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended July 31, 2016 and 2015. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Non-
						Incentive Plan	qualified Compen-	All other
Name and		Salary	Bonus	Stock Award(s)	Option Award(s)	Compen-sation	sation Earnings	Compen-sation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Tan Sri Dato’Sri Lai Teck Peng	2016	$0.00	--	--	--	--	--	--	$0.00
CEO	2015	$0.00	--	--	--	--	--	--	$0.00

Employment Agreements

As of the date of the filing of this Form 10-K, we have no written employment agreements with our officers and directors. Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements. We have no plans or packages providing for compensation of officers after resignation or retirement.

Director Compensation

We do not currently compensate our directors for their services as directors, and no compensation has been awarded to, earned by, or paid to any of our directors for services rendered to the Company in all capacities for the fiscal year ended July 31, 2016. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of January 26, 2018, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Common	Tan Sri Dato’Sri Lai Teck Peng 600 North Bridge Rd #12 – 02/03 Parkview Square Singapore 18878	10,000,000	72.80%

Common	All Directors and executive officers	10,000,000	72.80%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission. These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities. Significant stock ownership will not, by itself, preclude a board finding of independence.

Based upon the guidelines described above, Tan Sri Dato’ Sri Lai Teck Peng is not an independent director under these rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by Pritchett Siler & Hardy, P.C. for audit of the Company’s annual financial statements were $5,350 during the fiscal year ended July 31, 2016. The aggregate fees billed by Liggett & Webb, P.A., for audit of the Company’s annual financial statements were $9,064 for the fiscal year ended July 31, 2015.

Audit Related Fees

(2) Pritchett Siler & Hardy, P.C., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended July 31, 2016. Liggett & Webb, P.A., billed the Company $1,000 for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended July 31, 2015.

Tax Fees

(3) The aggregate fees billed by Pritchett Siler & Hardy, P.C., for tax compliance, tax advice and tax planning were $0 for the fiscal year ended July 31, 2016. The aggregate fees billed by Liggett & Webb, P.A., for tax compliance, tax advice and tax planning were $0 for the fiscal year ended July 31, 2015.

All Other Fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee, the Board of Directors approves all work by our independent public accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Consulting Agreement with Michael Hillerbrand, dated September 10, 2014*
10.2	Termination of Consulting Agreement with Michael Hillerbrand, dated January 13, 2015*
10.3	Consulting Agreement with Tryon Capital Ventures, LLC, dated March 1, 2014*
21.1	List of Subsidiaries*
31.1	Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

_________

* Previously filed

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENDMAKER INC. LIMITED

Date: March 15, 2018	By:	/s/ Tai Sri Dato’ Lai Teck Peng
Tai Sri Dato’ Sri Lai Teck Peng
Chief Executive Officer, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2018	By:	/s/ Tai Sri Dato’ Lai Teck Peng
Tai Sri Dato’ Sri Lai Teck Peng
Chief Executive Officer, Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer, Director

