Form 10-Q
period 2016-10-31
TRENDMAKER INC. LTD.
filed 2019-05-08
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number 333-200624

TRENDMAKER, INC. LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	46-3505091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lot 56935 Jalan 9/8, Seksyen 9, Bandar Baru Bangi, Selangor Darul Ehsan, Malaysia	43650
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code 919-633-2488

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, $0.0001 par value	13,537,000

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of October 31, 2016 (Unaudited) and July 31, 2016 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2016	July 31, 2016
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Due from related party	287,425	-
Total Current Assets	287,425	-

TOTAL ASSETS	287,425	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	16,625	14,246
Loan payable - related party	-	39,905
Due to related party	97,797	-
Total Current Liabilities	114,422	54,151

TOTAL LIABILITIES	114,422	54,151

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,326,000 and 12,875,000 issued and outstanding as of October 31, 2016 and July 31, 2016	1,333	1,288
Additional paid in capital	647,947	269,152
Accumulated deficit	(476,277)	(324,591)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	173,003	(54,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	287,425	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months ended October 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2016	2015
	$	$
REVENUE	-	35

OTHER SERVICE FEES	43,200	-

COST OF REVENUE	-	-

GROSS PROFIT	43,200	35

PROFESSIONAL FEES	(66,478)	(6,206)

GENERAL AND ADMINISTRATIVE EXPENSES	(128,408)	(33,825)

LOSS BEFORE INCOME TAX	(151,686)	(39,996)

INCOME TAX PROVISION	-	-

NET LOSS	(151,686)	(39,996)

Net loss per share, basic and diluted:	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	13,025,675	6,485,326

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended October 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL
	Number of Shares	Amount $	CAPITAL $	DEFICIT $	EQUITY $
Balance as of July 31, 2015 (audited)	12,875,000	1,288	153,762	(186,684)	(31,634)
Loan forgiven by principal stockholders	-	-	100	-	100
In kind contribution of service	-	-	20,400	-	20,400
Payment of accounts payable by a related party on Company’s behalf	-	-	94,890	-	94,890
Net loss for the period ended July 31, 2016	-	-	-	(137,907)	(137,907)
Balance as of July 31, 2016 (restated)	12,875,000	1,288	269,152	(324,591)	(54,151)
Shares issued at $0.84 per share	451,000	45	378,795	-	378,840
Net loss for the period	-	-	-	(151,686)	(151,686)
Balance as of October 31, 2016 (unaudited)	13,326,000	1,333	647,947	(476,277)	173,003

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended October 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2016	2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(151,686)	(39,996)

Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	45
In kind contribution of services	-	5,200
Changes in operating assets and liabilities:
Due from related party	(287,425)	(25)
Accounts payable and accrued liabilities	2,379	20,731
Loan payable - related party	(39,905)	-
Due to related party	97,797	-
Net cash used in operating activities	(378,840)	(14,045)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock, net of offering costs	378,840	10,000
Net cash provided by financing activity	378,840	10,000

Net increase/ (decrease) in cash and cash equivalents	-	(4,045)
Cash and cash equivalents, beginning of period	-	8,491
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	4,446

See accompanying notes to condensed consolidated financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$.

Basis of presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

Effective as of February 29, 2016, the Company had a change of control as a result of the sale of it’s previous controlling shareholder of 5,000,000 shares of it’s common stock, representing approximately 76.5% of the Company’s issued and outstanding common stock. Following the change of control, the Company has discontinued the eBook publishing operations previously carried on through the previous company’s subsidiary.

Also, following the change of control, the Company is now engaged in the business of providing management and consulting services to Trendmaker Private Limited. Effective as of April 14, 2016, the Company amended its Articles of Incorporation to change its name to Trendmaker Inc., Limited.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2016 and July 31, 2016, the Company had no cash and cash equivalents.

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

Related party

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, and accounts payable and approximate their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.	SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of October 31, 2016, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

For the period of three months ended October 31, 2016, the Company issued 451,000 shares of common stock for $378,840 ($0.84/share).

(C) Stock Split

On June 10, 2016, the Company declared a two for one stock forward stock split. All share and per share data has been retroactively restated.

3.	COMMITMENTS AND CONTINGENCIES

As of October 31, 2016, the Company has no commitment or contingency involved.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	October 31, 2016	July 31, 2016
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	-	11,002
Accrued expenses	2,095	3,244
Other creditor – Bayswater Consulting Ltd	14,530	-

	16,625	14,246

Accounts payable and accrued liabilities at October 31, 2016 were a total US$16,625 consisting of US$2,095 from accrued expenses and US$14,530 from other creditor, Bayswater Consulting Ltd for their consulting services.

Accounts payable and accrued liabilities at July 31, 2016 were a total US$14,246 consisting of US$11,002 from other creditors and US$3,244 from accrued expenses.

5.	RELATED PARTY TRANSACTIONS

As of October 31, 2016, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	RELATED PARTY BALANCES

	October 31, 2016	July 31, 2016
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	287,425	-

Due to related party:
Related Party B	97,797	-

As of October 31, 2016, the balance US$287,425 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

As of October 31, 2016, the balance US$97,797 represented an outstanding amount payable to Related Party B. Related party B is a Company set up in Singapore, having common director with the Company and has paid company operation expenses such as consultancy fee, professional fee and audit fee on behalf of the Company. The amount due to related party is unsecured, interest-free with no fixed repayment term, for working capital purpose.

7.	PRIOR YEAR ADJUSTMENTS

	For the year ended July 31, 2016
	As previously reported	Adjustments	Notes	As Restated
	$	$		$
Number of common stocks	13,075,000	(200,000)	A	12,875,000
Amount of shares	$1,308	$(20)	A	$1,288
Additional paid-in capital	$269,132	$20	A	$269,152
Accumulated deficit	$324,590	$1	B	$324,591
Total equity	$54,150	$1	B	$54,151

(A) On September 17, 2015, the Company issued 100,000 shares of common stock with a par of $0.0001 for $10,000 ($0.10/share) and it subjected to a 2:1 forward split at June 10, 2016. As a result of the forward split, the number of this issuance shares of common stock was increased form 100,000 shares to 200,000 shares. Such issuance of shares has been cancelled.

(B) Rounding adjustment.

8.	GOING CONCERN

As of October 31, 2016, the Company has an accumulated deficit of $476,277 and a stockholders’ equity of $173,003, for the three months ended October 31, 2016, had a net loss of $151,686. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

9.	SUBSEQUENT EVENTS

For the period starting from November 2016 to March 2017, the Company had issued 211,000 shares respectively of restricted common stock, with an additional working capital of US$177,240.

	Additional paid-up share capital
	No. of shares	Amount
		$
Issued shares in November 2016	107,000	89,880
Issued shares in December 2016	31,000	26,040
Issued shares in January 2017	8,000	6,720
Issued shares in March 2017	65,000	54,600

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of October 31, 2016, the Company has an accumulated deficit of $476,277 and a stockholders’ equity of $173,003, for the three months ended October 31, 2016, had a net loss of $151,686. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended October 31, 2016 and 2015

For the three months period ended October 31, 2016 and 2015, the Company has generated no profit but loss of $151, 686 and $39,996 respectively.

Liquidity and Capital Resources

As of October 31, 2016 and July 31, 2016, the Company has no cash on hand, but has a total asset entirely consisting amount due from related party of $287,425 and $0.

As of October 31, 2016 and July 31, 2016 the Company has a total liability of $114,422 and $54,151 consist of account payable and accrued expenses and amount due to related party. Increase of $60,271 is mainly due to increase in amount due to related party.

The Company has a working capital of $173,003 and working deficit of $54,151 as of October 31, 2016 and July 31, 2016 respectively.

Net cash used in operating activities for the three months ended October 31, 2016 and 2015 was $378,840 and $14,045 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

Net cash provided by financing activities for the three months ended October 31, 2016 and 2015 was $378,840 and $10,000 respectively. The cash provided by financing activities are from issuance of common stocks.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.

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

2

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

Off Balance Sheet Transactions

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in its internal control over financial reporting.

3

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

4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months period ended October 31, 2016, the Company issued 451,000 shares of common stocks at $0.84 per share to 96 shareholders with a total consideration of $378,840.

The above issuances of the common stock were exempted from registration under the Securities Act pursuant to Section 4(2) or Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

ITEM 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENDMAKER, INC. LIMITED
(Name of Registrant)

Date: May 8, 2019

	By:	/s/ Tan Sri Dato’ Sri Lai Teck Peng
Tan Sri Dato’ Sri Lai Teck Peng, CEO and CFO
(Principal Executive Officer) (Principal Financial Officer)

6