Form 10-Q
period 2017-01-31
TRENDMAKER INC. LTD.
filed 2019-05-08
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of January 31, 2017 and July 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2017	July 31, 2016
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Due from related party	395,155	-
Total Current Assets	395,155	-

TOTAL ASSETS	395,155	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	8,868	14,246
Loan payable - related party	-	39,905
Due to related party	167,495	-
Total Current Liabilities	176,363	54,151

TOTAL LIABILITIES	176,363	54,151

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,472,000 and 12,875,000 issued and outstanding as of January 31, 2017 and July 31, 2016	1,347	1,288
Additional paid in capital	770,573	269,152
Accumulated deficit	(553,128)	(324,591)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	218,792	(54,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	395,155	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months and six months ended January 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31		Six Months Ended January 31
	2017	2016	2017	2016
	$	$	$	$
REVENUE	-	43	-	77

OTHER SERVICE FEES	15,750	-	58,950	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	15,750	43	58,950	77

PROFESSIONAL FEES	(17,994)	(17,456)	(84,472)	(23,662)

GENERAL AND ADMINISTRATIVE EXPENSES	(74,607)	(27,634)	(203,015)	(61,233)

INTEREST EXPENSE	-	(75)	-	(300)

LOSS BEFORE INCOME TAX	(76,851)	(45,122)	(228,537)	(85,118)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(76,851)	(45,122)	(228,537)	(85,118)

Net loss per share, basic and diluted:	(0.01)	(0.01)	(0.02)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	13,413,088	6,537,500	13,219,380	6,511,413

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended January 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
		$	$	$	$
Balance as of July 31, 2015 (audited)	12,875,000	1,288	153,762	(186,684)	(31,634)
Loan forgiven by principal stockholders	-	-	100	-	100
In kind contribution of service	-	-	20,400	-	20,400
Payment of accounts payable by a related party on Company’s behalf	-	-	94,890	-	94,890
Net loss for the period ended July 31, 2016	-	-	-	(137,907)	(137,907)
Balance as of July 31, 2016 (restated)	12,875,000	1,288	269,152	(324,591)	(54,151)
Shares issued at $0.84 per share	597,000	59	501,421	-	501,480
Net loss for the period	-	-	-	(228,537)	(228,537)
Balance as of January 31, 2017 (unaudited)	13,472,000	1,347	770,573	(553,128)	218,792

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended January 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended January 31
	2017	2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(228,537)	(85,118)

Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	90
In kind contribution of services	-	10,400
Changes in operating assets and liabilities:
Due from related party	(395,155)	-
Accounts payable and accrued liabilities	(5,378)	57,061
Loan payable - related party	(39,905)	-
Due to related party	167,495	-
Net cash used in operating activities	(501,480)	(17,567)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock, net of offering costs	501,480	10,000
Net cash provided by financing activity	501,480	10,000

Net increase/ (decrease) in cash and cash equivalents	-	(7,567)
Cash and cash equivalents, beginning of period	-	8,491
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	924

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2017

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

Nuts and Bolts International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 21, 2013 to create and publish electronic non-fiction multimedia books for the hobby and do-it-yourself consumer markets (“eBooks”) through the internet. Its eBook publishing operations were conducted through its wholly-owned subsidiary, Nuts and Bolts Publishing, LLC, which was organized under the laws of the State of North Carolina on August 22, 2013.

Effective as of February 29, 2016, the Company had a change of control as a result of the sale of its previous controlling shareholder of 5,000,000 shares of its common stock, representing approximately 76.5% of the Company’s issued and outstanding common stock. Following the change of control, the Company has discontinued the eBook publishing operations previously carried on through the previous company’s subsidiary.

Also, following the change of control, the Company is now engaged in the business of providing management and consulting services to Trendmaker Private Limited. Effective as of April 14, 2016, the Company amended its Articles of Incorporation to change its name to Trendmaker, Inc., Limited.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2017 and July 31, 2016, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2017

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersed mm es the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2. SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of January 31, 2017, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

During the six months period ended January 31, 2017, the Company issued 597,000 shares of common stock for $501,480 ($0.84/share).

(C) Stock Split

On June 10, 2016, the Company declared a two for one stock forward stock split. All share and per share data has been retroactively restated.

3. COMMITMENTS AND CONTINGENCIES

As of January 31, 2017, the Company has no commitment or contingency involved

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31, 2017	July 31, 2016
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	7,863	11,002
Accrued expenses	2,095	3,244
Other creditor – Bayswater Consulting Ltd	(1,090)	-

	8,868	14,246

Accounts payable and accrued liabilities at January 31, 2017 were a total US$8,868 consisting of US$7,863 from other creditors, US$2,095 from accrued expenses, and overpaid US$1,090 to other creditor, Bayswater Consulting Ltd for their consulting services.

Accounts payable and accrued liabilities at July 31, 2016 were a total US$14,246 consisting of US$11,002 from other creditors and US$3,244 from accrued expenses.

5. RELATED PARTY TRANSACTIONS

As of January 31, 2017, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. RELATED PARTY BALANCES

	January 31, 2017	July 31, 2016
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	395,155	-

Due to related party:
Related Party B	167,495	-

As of January 31, 2017, the balance US$395,155 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

As of January 31, 2017, the balance US$167,495 represented an outstanding amount payable to Related Party B. Related party B is a Company set up in Singapore, having common director with the Company and has paid company operation expenses such as consultancy fee, professional fee and audit fee on behalf of the Company. The amount due to related party is unsecured, interest-free with no fixed repayment term, for working capital purpose.

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

(B) Rounding adjustment.

8. GOING CONCERN

As of January 31, 2017, the Company has an accumulated deficit of $553,128 and a stockholders’ equity of $218,792, for the six months ended January 31, 2017, had a net loss of $228,537. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

9. SUBSEQUENT EVENTS

For the period starting from February 2017 to March 2017, the Company had issued 65,000 shares respectively of restricted common stock, with an additional working capital of US$54,600.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of January 31, 2017, the Company has an accumulated deficit of $553,128 and a stockholders’ equity of $218,792, for the six months ended January 31, 2017, had a net loss of $228,537. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended January 31, 2017 and 2016

For the three months period ended January 31, 2017 and 2016, the Company has generated no profit but loss of $76,851 and $45,122 respectively.

For the six months ended January 31, 2017 and 2016

For the six months period ended January 31, 2017 and 2016, the Company has generated no profit but loss of $228,537 and $85,118 respectively.

Liquidity and Capital Resources

As of January 31, 2017 and July 31, 2016, the Company has no cash on hand, but has a total asset entirely consisting amount due from related party of $395,155 and $0.

As of January 31, 2017 and July 31, 2016, the Company has a total liability of $176,363 and $54,151 consist of account payable and accrued expenses and amount due to related party. Increase of $122,212 is mainly due to increase in amount due to related party.

The Company has a working capital of $218,792 and working deficit of $54,151 as of January 31,2017 and July 31, 2016 respectively.

Net cash used in operating activities for the six months ended January 31, 2017 and 2016 was $501,480 and $17,567 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

Net cash provided by financing activities for the six months ended January 31, 2017 and 2016 was $501,480 and $10,000 respectively. The cash provided by financing activities are from issuance of common stocks.

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

2

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

3

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months period ended January 31, 2017, the Company issued 597,000 shares of common stocks at $0.84 per share to 130 shareholders with a total consideration of $501,480.

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