Form 10-Q
period 2017-04-30
TRENDMAKER INC. LTD.
filed 2019-05-08
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of April 30, 2017 (Unaudited) and July 31, 2016 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2017	July 31, 2016
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Due from related party	441,955	-
Total Current Assets	441,955	-

TOTAL ASSETS	441,955	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	11,278	14,246
Loan payable - related party	-	39,905
Due to related party	199,517	-
Total Current Liabilities	210,795	54,151

TOTAL LIABILITIES	210,795	54,151

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 12,875,000 issued and outstanding as of April 30, 2017 and July 31, 2016	1,354	1,288
Additional paid in capital	825,166	269,152
Accumulated deficit	(595,360)	(324,591)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	231,160	(54,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	441,955	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and nine months ended April 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2017	2016	2017	2016
	$	$	$	$
REVENUE	-	22	-	99

OTHER SERVICE FEES	5,850	-	64,800	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	5,850	22	64,800	99

PROFESSIONAL FEES	(18,985)	(10,451)	(103,457)	(34,113)

GENERAL AND ADMINISTRATIVE EXPENSES	(29,097)	(14,756)	(232,112)	(76,389)

LOSS BEFORE INCOME TAX	(42,232)	(25,185)	(270,769)	(110,304)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(42,232)	(25,185)	(270,769)	(110,304)

Net loss per share, basic and diluted:	(0.00)	(0.00)	(0.02)	(0.01)

Weighted average number of shares outstanding during the year – Basic and diluted	13,515,090	13,075,000	13,315,783	13,039,234

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended April 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
		$	$	$	$
Balance as of July 31, 2015 (audited)	12,875,000	1,288	153,762	(186,684)	(31,634)
Loan forgiven by principal stockholders	-	-	100	-	100
In kind contribution of service	-	-	20,400	-	20,400
Payment of accounts payable by a related party on Company’s behalf	-	-	94,890	-	94,890
Net loss for the period ended July 31, 2016	-	-	-	(137,907)	137,907)
Balance as of July 31, 2016 (restated)	12,875,000	1,288	269,152	(324,591)	(54,151)
Shares issued at $0.84 per share	662,000	66	556,014	-	556,080
Net loss for the period	-	-	-	(270,769)	(270,769)
Balance as of April 30, 2017 (unaudited)	13,537,000	1,354	825,166	(595,360)	231,160

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended April 30
	2017	2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(270,769)	(110,304)

Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	90
In kind contribution of services	-	10,400
Impairment loss		536
Changes in operating assets and liabilities:
Due from related party	(441,955)	-
Accounts payable and accrued liabilities	(2,968)	(19,115)
Loan payable - related party	(39,905)
Due to related party	199,517	-
Net cash used in operating activities	(556,080)	(118,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital by prior shareholders	-	94,907
Proceeds from loan payable- related party	-	5,000
Proceeds from issuance of common stock, net of offering costs	556,080	10,000
Net cash provided by financing activities	556,080	109,907

Net increase/ (decrease) in cash and cash equivalents	-	(8,486)
Cash and cash equivalents, beginning of period	-	8,491
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	5

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2017

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2017 and July 31, 2016, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2017

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2. SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of April 30, 2017, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

For the period of three months ended April 30, 2017, the Company issued 65,000 shares of common stock for $54,600 ($0.84/share).

(C) Stock Split

On June 10, 2016, the Company declared a two for one stock forward stock split. All share and per share data has been retroactively restated.

3. COMMITMENTS AND CONTINGENCIES

As of April 30, 2017, the Company has no commitment or contingency involved.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2017	July 31, 2016
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	3,267	11,002
Accrued expenses	2,095	3,244
Other creditor – Bayswater Consulting Ltd	5,916	-

	11,278	14,246

Accounts payable and accrued liabilities at April 30, 2017 were a total US$11,278 consisting of US$3,267 from other creditor, US$2,095 from accrued expenses and US$5,916 from other creditor, Bayswater Consulting Ltd for their consulting services.

Accounts payable and accrued liabilities at July 31, 2016 were a total US$14,246 consisting of US$11,002 from other creditors and US$3,244 from accrued expenses.

5. RELATED PARTY TRANSACTIONS

As of April 30, 2017, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. RELATED PARTY BALANCES

	April 30, 2017	July 31, 2016
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	441,955	-

Due to related party:
Related Party B	199,517	-

As of April 30, 2017, the balance US$441,955 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

As of April 30, 2017, the balance US$199,517 represented an outstanding amount payable to Related Party B. Related party B is a Company set up in Singapore, having common director with the Company and has paid company operation expenses such as consultancy fee, professional fee and audit fee on behalf of the Company. The amount due to related party is unsecured, interest-free with no fixed repayment term, for working capital purpose.

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

(B) Rounding adjustment.

8. GOING CONCERN

As of April 30, 2017, the Company has an accumulated deficit of $595,360 and a stockholders’ equity of $231,160, for the three months ended April 30, 2017, had a net loss of $42,232. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 30, 2017 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of April 30, 2017, the Company has an accumulated deficit of $595,360 and a stockholders’ equity of $231,160, for the three months ended April 30, 2017, had a net loss of $42,232. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended April 30, 2017 and 2016

For the three months period ended April 30, 2017 and 2016, the Company has generated no profit but loss of $42,232 and $25,185 respectively.

For the nine months ended April 30, 2017 and 2016

For the nine months period ended April 30, 2017 and 2016, the Company has generated no profit but loss of $270,769 and $110,304 respectively.

Liquidity and Capital Resources

As of April 30, 2017 and July 31, 2016, the Company has no cash on hand, but has a total asset entirely consisting amount due from related party of $441,955 and $0.

As of April 30, 2017 and July 31, 2016 the Company has a total liability of $210,795 and $54,151 consist of account payable and accrued expenses and due to related party. Increase of $156,644 is mainly due to increase in amount due to related party.

The Company has a working capital of $231,160 and working deficit of $54,151 as at April 30, 2017 and July 31, 2016 respectively.

Net cash used in operating activities for the nine months ended April 30, 2017and 2016 was $556,080 and $118,393 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

Net cash provided by financing activities for the nine months ended April 30, 2017 and 2016 was $556,080 and $109,907 respectively. The cash provided by financing activities are mostly from issuance of common stocks.

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

3

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

4

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

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months period ended April 30, 2017, the Company issued 65,000 shares of common stocks at $0.84 per share to 13 shareholders with a total consideration of $54,600.

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

6

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

7