Form 10-K
period 2017-07-31
TRENDMAKER INC. LTD.
filed 2019-05-08
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [X] Yes [  ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ]Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, $.0001 par value	13,537,000

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

PART I

Item 1. Business.

Overview and Background

The Company was incorporated in the State of Nevada on August 21, 2013, under the name Nuts & Bolts International, Inc. It was incorporated to engage in the business of publishing eBooks under the Nuts and Bolts brand name. Its business operations were conducted through its wholly-owned operating subsidiary, Nuts and Bolts Publishing, LLC, a North Carolina limited liability company. From inception through February 29, 2016, the Company conducted limited operations including publishing two eBooks and one online “self-help” course on how to start a freelancing business.

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

As of July 31, 2017, the Company has engaged in limited business operations, but it has agreed to provide management and consulting services to Trendmaker Pte, Ltd, a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity), and Phytoscience Trendmaker Pvt Ltd (an Indian entity). Through its subsidiaries, Trendmaker Pte, Ltd is engaged in the sale of healthcare and wellness products in Asia via a multilevel marketing platform. The management and consulting services which the Company will provide to Trendmaker Pte. Ltd. and its operating subsidiaries include advice regarding investor and public relations, market strategies, structuring of mergers, acquisitions, strategic relationships and alliances, obtaining debts or equity financing, and such other matters as the parties shall mutually agree upon.

Employees

As of July 31, 2017, and the date of this report, the Company has no employees.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Lot 56935 Jalan 9/8, Seksyen 9, Bandar Baru Bangi, 43650 Selangor Darul Ehsan, Malaysia.

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

Holders. As of July 31, 2016, there were 12,875,000 shares of common stock issued and outstanding held by a total of 42 shareholders of record. As of the date of this report, there were 13,537,000 shares of common stock issued and outstanding held by a total of 147 shareholders of record. The outstanding shares as of the date of this report include a total of 662,000 shares which the Company offered and sold subsequent to July 31, 2017, in a private placement offering made to non-U.S. persons in reliance upon an exemption provided by Regulation S under the Securities Act of 1933. The private placement shares were offered and sold by the Company’s officers and directors at a price of $0.84 per share. The total aggregate consideration received by the Company from the private placement offering and sale of shares was $556,080.

Dividends. The Company has not declared or paid any cash dividends on its common stock during the fiscal year ended July 31, 2017, or during the period between July 31, 2017 and the date of this report, and does not anticipate declaring or paying dividends in the foreseeable future.

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

Background

The Company was incorporated in August 21, 2013, to engage in the business of eBook publishing, but its business operations in the area of eBook publishing were nominal. Following a change of control which occurred in February 29, 2016, the Company discontinued its eBook publishing operations and elected to become an investment holding company and to provide management and consulting services to Trendmaker Pte, Ltd, a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity), and Phytoscience Trendmaker Pvt Ltd (an Indian entity). Although the Company identified its intended future business activities, during the fiscal year ended July 31, 2017, it did not commence active business operations.

Results of Operations

Company management does not believe that a meaningful analysis can be made of the Company’s results of operation for the fiscal year ended July 31, 2017 as compared to the fiscal year ended July 31, 2016. During both periods, its operations have been nominal and, following a change of control in February 29, 2016, the Company elected to terminate its previous business plan to engage in eBook publishing, and adopt a new business plan relating to acting as an investment holding company and providing management and consulting services. Operating expenses consisting of professional fees and general and administrative expenses, were substantially the same of the two periods ($137,718 for the fiscal year ended July 31, 2016, as compared to $348,441 for the fiscal year ended July 31, 2017). Revenues for the period ended July 31, 2017 and 2016 were $0 and $111 respectively. The revenue is earned from the other service fees.

Going Concern

Trendmaker, Inc. Limited is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Trendmaker, Inc. Limited which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Liquidity and Capital Resources

As of July 31, 2017, the Company had assets consisting due from related party only, with value of $438,686 and total liabilities of $220,398. Subsequent to July 31, 2017, the Company commenced a private placement offering of up to US$11,760,000, through the offer and sale of up to 14,000,000 shares of its authorized but previously unissued shares of common stock at a price of US$0.84 per share (the “Private Placement”). The Private Placement is continuing, and during the period from August 1, 2016 through the date of this report, the Company has sold a total of 662,000 shares in the Private Placement and has received total gross offering proceeds of $556,080. The Company has entered into an agreement with Phyto Science Sdn Bhd, a Malaysia corporation with which it is affiliated (“Phyto Science”), to act as a finder in the introduction of potential private placement investors to the Company, and to provide marketing and administrative services and support to the Company in conjunction with the conduct of the Private Placement. As compensation for its services, Phyto Science is entitled to a fee equal to twenty-five percent (25%) of the gross offering proceeds received by the Company. In addition, because of the fact that the Company does not have business operations or an established banking relationship in Singapore or Malaysia but desires to have the net proceeds of the offering held in Singapore or Malaysia in order to help facilitate and expedite potential future investments in those countries, under the terms of the agreement between the Company and Phyto Science, the remaining seventy-five percent (75%) of the offering proceeds (the “Net Proceeds”) from the Private Placement, are being held on the Company’s behalf by Phyto Science. For a period of twenty-four (24) months from August 16, 2016 (the effective date of the agreement between the Company and Phyto Science), the Net Proceeds held by Phyto Science are treated as a non-interest bearing loan. After the initial twenty-four (24) months period, any remaining funds held by Phyto Science will be treated as a loan from the Company to Phyto Science, and will bear interest at the rate of one percent (1%) per annum. The funds held by Phyto Science on the Company’s behalf are payable to the Company at any time, in whole or in part, upon not less than thirty (30) days prior written notice to Phyto Science.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firms

TOTAL ASIA ASSOCIATES PLT

(LLP0016837-LCA & AF002128)

A Firm registered with US PCAOB and Malaysian MIA

C-3-1, Megan Avenue 1, 189 Off Jalan Tun Razak,

50400 Kuala Lumpur, Malaysia.

Tel: (603) 2733 9989

To the Shareholders and Board of Directors of TRENDMAKER, INC. LIMITED

Lot 56935 Jalan 9/8, Seksyen 9,

Bandar Baru Bangi,

Selangor Darul Ehsan, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trendmaker, Inc. Limited (the ‘Company’) as of July 31, 2017 and the related statements of income, stockholders’ equity, and cash flows for the year ended of July 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2017, and the results of its operations and its cash flows for the year ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, for the year ended July 31, 2017 the Company incurred a net loss and has yet to generate revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TOTAL ASIA ASSOCIATES PLT
We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

May 3, 2019

TRENDMAKER INC. LIMITED

CONDENSED BALANCE SHEETS

As of July 31, 2017 and July 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		(Restated)
	July 31, 2017	July 31, 2016
ASSETS
Current Assets
Due from related party	$438,686	$-
Total Current Assets	438,686	-

Total Assets	$438,686	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$16,698	$14,246
Loan payable – related party	-	39,905
Due to related party	203,700	-
Total Current Liabilities	220,398	54,151

Total Liabilities	$220,398	$54,151

Commitments and Contingencies (See Note 4)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 12,875,000 issued and outstanding, respectively	1,354	1,288
Additional paid-in capital	825,166	269,152
Accumulated deficit	$(608,232)	$(324,591)

Total Stockholders’ Equity	218,288	(54,151)

Total Liabilities and Stockholders’ Equity	$438,686	$-

See accompanying notes to financial statements

TRENDMAKER INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the Year Ended July 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		(Restated)
	For the Year Ended July 31, 2017	For the Year Ended July 31, 2016

Revenue	$-	$111

Cost of Sales	-	-

Gross Income	-	111

Other Service Fees	64,800	-

Professional Fees	(112,629)	(46,363)

General and administrative	(235,812)	(91,355)

Interest Expense	-	(300)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(283,641)	(137,907)

Provision for Income Taxes	-	-

NET LOSS	$(283,641)	$(137,907)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the year – Basic and Diluted	13,371,543	12,875,000

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended July 31, 2017

(Currency expressed in United States Dollars (“US$”))

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2015 (Audited)	12,875,000	$1,288	$153,762	$(186,684)	$(31,634)
Loan forgiven by principal stockholders	-	-	100	-	100
In kind contribution of service	-	-	20,400	-	20,400
Payment of accounts payable by a related party on Company’s behalf	-	-	94,890	-	94,890
Net loss for the period ended July 31, 2016	-	-	-	(137,907)	(137,907)
Balance as of July 31, 2016 (Restated)	12,875,000	$1,288	$269,152	$(324,591)	$(54,151)
Common stock issued for cash ($0.84/per share)	662,000	66	556,014	-	556,080
Net loss for the year	-	-	-	$(283,641)	$(283,641)
Balance as of July 31, 2017	13,537,000	$1,354	$825,166	$(608,232)	$218,288

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended July 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(283,641)	$(137,907)

Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	90
In kind contribution of services	-	10,400
Property and equipment written off	-	536
Changes in operating assets and liabilities:
Due from related party	(438,686)	-
Accounts payable and accrued liabilities	2,453	(26,405)
Loan payable – related party	(39,905)	-
Due to related party	203,700	39,805
Net cash used in operating activities	(556,080)	(113,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activity	-	-

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock, net of offering costs	556,080	10,000
Contribution of capital via payment of accounts payable	-	94,890
Loan forgiven by principal stockholder		100
Net cash provided by financing activity	556,080	104,990

Net increase/ (decrease) in cash and cash equivalents	-	(8,491)
Cash and cash equivalents, beginning of year	-	8,491
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2017 AND 2016

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2017 and July 31, 2016, the Company had no cash and cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of July 31, 2017 and July 31, 2016, there were no common share equivalents outstanding.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2017 AND 2016

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

(F) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company has generated revenue of $64,800 from providing other service fees during the year ended July 31, 2017.

(G) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2017 AND 2016

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

(H) Recent Accounting Pronouncements

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

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2017 AND 2016

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 INCOME TAXES

For the year ended July 31, 2017 and year ended July 31, 2016, the local (United States) loss before income taxes were comprised of the following:

	For the year ended July 31, 2017	For the year ended July 31, 2016

Tax jurisdictions from:
- Local	$(283,641)	$(137,907)
Loss before income tax	$(283,641)	$(137,907)

The provision for income taxes consisted of the following:

	For the year ended July 31, 2017	For the year ended July 31, 2016

Current:
- Local	$-	$-

Deferred:
- Local	-	-

Income tax expense	$-	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2017, the operations in the United States of America incurred $608,232 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2037, if unutilized. The tax valuation allowance for July 31, 2017 and July 31, 2016 are $212,881 and $113,607 respectively.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2017 AND 2016

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of July 31, 2017 and 2016, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

Between August 1, 2016 and April 30, 2017, the Company issued 662,000 additional shares of common stock to 143 shareholders at $0.84 per share for total proceeds of $556,080.

As at July 31, 2017, the Company has 13,537,000 shares of common stock outstanding.

NOTE 4 COMMITMENTS AND CONTINGENCIES

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

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2017 AND 2016

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at July 31, 2017 and July 31, 2016.

	As of July 31, 2017	As of July 31, 2016
Accounts payable	$11,698	$11,002
Accrued expenses	5,000	3,244
Total accounts payable and accrued expenses	$16,698	$14,246

NOTE 6 RELATED PARTY TRANSACTIONS

	As of July 31, 2017	As of July 31, 2016
Due from related party:
Related Party A	$438,686	$-

Due to related party:
Related Party B	$203,700	$-

As of July 31, 2017, the balance US$438,686 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

As of July 31, 2017, the balance US$203,700 represented an outstanding amount payable to Related Party B. Related party B is a Company set up in Singapore, having common director with the Company and has paid company operation expenses such as consultancy fee, professional fee and audit fee on behalf of the Company. The amount due to related party are unsecured, interest-free with no fixed repayment term, for working capital purpose.

NOTE 7 PRIOR YEAR ADJUSTMENTS

	For the year ended July 31, 2016
	As previously reported	Adjustments	Notes	As Restated
Number of common stocks	$13,075,000	$(200,000)	A	$12,875,000
Amount of shares	$1,308	$(20)	A	$1,288
Additional paid-in capital	$269,132	$20	A	$269,152
Accumulated deficit	$324,590	$1	B	$324,591
Total equity	$54,150	$1	B	$54,151

(A) On September 17, 2015, the Company issued 100,000 shares of common stock with a par of $0.0001 for $10,000 ($0.10/share) and it subjected to a 2:1 forward split at June 10, 2016. As a result of the forward split, the number of this issuance shares of common stock was increased form 100,000 shares to 200,000 shares. Such issuance of shares has been cancelled.

(B) Rounding adjustment.

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company has working capital of $218,288 and stockholders’ equity of $218,288, used cash in operations of $556,080 and has a net loss of $283,641 for the year ended July 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2017 AND 2016 (Consolidated)

NOTE 9 SUBSEQUENT EVENT

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in a Current Report on Form 8-K filed July 30, 2018, and a Current Report on Form 8-K filed August 7, 2018, the Company had a change of auditor for the fiscal year ended July 31, 2017. Except as described in the foregoing 8-K and 8-K/A filings, we have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

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

Based on this evaluation, our sole executive officer who is both the CEO and CFO, has identified a material weakness in connection with the preparation of our financial statements as of and for the year ended July 31, 2017, and has thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to lack of an adequate number of members of management, and in particular, absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, and the fact that the Company has failed to stay current in the filing of required periodic reports with the SEC, our management has concluded that, as of July 31, 2017, the Company’s internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors as of July 31, 2017. All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure
Tan Sri Dato’ Sri Lai Teck Peng	52	Director, CEO and CFO	Since February 2016

Biographical Information

Tan Sri Dato’Sri Lai Teck Peng, age 52, has been a Director, CEO and CFO of the Company since February 29, 2016. Mr. Lai is also the founder, and for the past five years, has been the Chairman and CEO of Phyto Science Sdn Bhd, a health & wellness company based in Kuala Lumpur, Malaysia which is engaged in the sale of healthcare and wellness products in Asia via a multilevel marketing platform. Mr. Lai has an Executive MBA from Peking University.

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

Compliance with Section 16(a) of the Exchange Act

The Company does not currently have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, its officers, directors and principal shareholders are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports regarding ownership and changes in ownership of the Company’s outstanding securities.

Code of Ethics

The Company has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended July 31, 2017 and 2016. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity Incentive	Non- qualified
						Plan	Compen-	All other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Compen-sation (#)	sation Earnings ($)	Compen-sation ($)	Total ($)

Tan Sri Dato’Sri Lai Teck Peng	2017	$0.00	—	—	—	—	—	—	$0.00
CEO	2016	$0.00	—	—	—	—	—	—	$0.00

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

Director Compensation

We do not currently compensate our directors for their services as directors, and no compensation has been awarded to, earned by, or paid to any of our directors for services rendered to the Company in all capacities for the fiscal year ended July 31, 2017. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of July 31, 2017, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Total Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended July 31, 2017	For the year ended July 31, 2016
Audit fees	$5,000	$5,350
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$5,000	$5,350

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

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

TRENDMAKER INC. LIMITED

Date: May 8, 2019	By:	/s/ Tan Sri Dato’ Lai Teck Peng
Tan Sri Dato’ Sri Lai Teck Peng
Chief Executive Officer, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 8, 2019	By:	/s/ Tan Sri Dato’ Lai Teck Peng
Tan Sri Dato’ Sri Lai Teck Peng
Chief Executive Officer, Principal Executive Officer
Principal Financial Officer, Principal Accounting Officer, Director

