Form 10-Q
period 2017-10-31
TRENDMAKER INC. LTD.
filed 2019-05-08
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

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

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of October 31, 2017 (Unaudited) and July 31, 2017 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2017	July 31, 2017
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Due from related party	426,180	438,686
Total Current Assets	426,180	438,686

TOTAL ASSETS	426,180	438,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	13,660	16,698
Due to related party	207,821	203,700
Total Current Liabilities	221,481	220,398

TOTAL LIABILITIES	221,481	220,398

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of October 31, 2017 and July 31, 2017	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(621,821)	(608,232)
TOTAL STOCKHOLDERS’ EQUITY	204,699	218,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	426,180	438,686

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months ended October 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2017	2016
	$	$
REVENUE	-	-

OTHER SERVICE FEES	-	43,200

COST OF REVENUE	-	-

GROSS PROFIT	-	43,200

PROFESSIONAL FEES	(12,767)	(66,478)

GENERAL AND ADMINISTRATIVE EXPENSES	(822)	(128,408)

LOSS BEFORE INCOME TAX	(13,589)	(151,686)

INCOME TAX PROVISION	-	-

NET LOSS	(13,589)	(151,686)

Net loss per share, basic and diluted:	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	13,537,000	13,025,675

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended October 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL
	Number of Shares	Amount $	CAPITAL $	DEFICIT $	EQUITY $
Balance as of July 31, 2016 (Restated)	12,875,000	$1,288	$269,152	$(324,591)	$(54,151)
Common stock issued for cash ($0.84/per share)	662,000	66	556,014	-	556,080
Net loss for the year	-	-	-	$(283,641)	$(283,641)
Balance as of July 31, 2017 (audited)	13,537,000	1,354	825,166	(608,232)	218,288
New issuance of common stocks	-	-	-	-	-
Net loss for the period	-	-	-	(13,589)	(13,589)
Balance as of October 31, 2017 (unaudited)	13,537,000	1,354	825,166	(621,821)	204,699

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended October 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2017	2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(13,589)	(151,686)

Changes in operating assets and liabilities:
Due from related party	12,506	(287,425)
Accounts payable and accrued liabilities	(3,038)	2,379
Loan payable – related party	-	(39,905)
Due to related party	4,121	97,797
Net cash used in operating activities	-	(378,840)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock, net of offering costs	-	378,840
Net cash provided by financing activity	-	378,840

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2017

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2017 and July 31, 2017, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2017

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2. SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of October 31, 2017, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of October 31, 2017, no shares of common stock have been issued.

3. COMMITMENTS AND CONTINGENCIES

As of October 31, 2017, the Company has no commitment or contingency involved.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	October 31, 2017	July 31, 2017
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	7,827	10,865
Accrued expenses	5,000	5,000
Other creditor – Bayswater Consulting Ltd	833	833

	13,660	16,698

Accounts payable and accrued liabilities at October 31, 2017 were a total US$13,660 consisting of US$7,827 from other creditors, US$5,000 from accrued expenses and US$833 from other creditor, Bayswater Consulting Ltd for their consulting services.

Accounts payable and accrued liabilities at July 31, 2017 were a total US$16,698 consisting of US$10,865 from other creditors and US$5,000 from accrued expenses and US$833 from other creditor, Bayswater Consulting Ltd for their consulting services.

5. RELATED PARTY TRANSACTIONS

As of October 31, 2017, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. RELATED PARTY BALANCES

	October 31, 2017	July 31, 2017
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related party A	426,180	438,686

Due to related party:
Related party B	207,821	203,700

As of October 31, 2017, the balance US$426,180 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

As of October 31, 2017, the balance US$207,821 represented an outstanding amount payable to Related Party B. Related party B is a Company set up in Singapore, having common director with the Company and has paid company operation expenses such as consultancy fee, professional fee and audit fee on behalf of the Company. The amount due to related party is unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. GOING CONCERN

As at October 31, 2017, the Company has an accumulated deficit of $621,821 and a stockholders’ equity of $204,699, for the three months ended October 31, 2017, had a net loss of $13,589. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through October 31, 2017 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of October 31, 2017, the Company has an accumulated deficit of $621,821 and a stockholders’ equity of $204,699, for the three months ended October 31, 2017, had a net loss of $13,589. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended October 31, 2017 and 2016

For the three months period ended October 31, 2017 and 2016, the Company has generated no profit but loss of $13,589 and $151,686 respectively.

Liquidity and Capital Resources

As of October 31, 2017 and July 31, 2017, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $426,180 and $438,686 of which is the amount due from Phyto Science Sdn. Bhd..

As of October 31, 2017 and July 31, 2017, the Company has a total liability of $221,481 and $220,398 consist of accounts payable and accrued expenses and due to related party. Increase of $1,083 is mainly due to increase in amount due to related party.

The Company has a working capital of $204,699 and $218,288 as at October 31, 2017 and July 31, 2017 respectively.

Net cash provided by operating activities for the three months ended October 31, 2017 was $0 and net cash used in operating activities for three months ended October 31, 2016 was $378,840. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

Net cash provided by financing activities for the three months ended October 31, 2017 and 2016 was $0 and $378,840 respectively. The cash provided by financing activities are from issuance of common stocks.

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

3

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months period ended October 31, 2017, no shares of common stock have been issued by the Company.

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