Form 10-Q
period 2018-01-31
TRENDMAKER INC. LTD.
filed 2019-05-08
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of January 31, 2018 (Unaudited) and July 31, 2017 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2018	July 31, 2017
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Due from related party	423,255	438,686
Total Current Assets	423,255	438,686

TOTAL ASSETS	423,255	438,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	223,903	16,698
Due to related party	-	203,700
Total Current Liabilities	223,903	220,398

TOTAL LIABILITIES	223,903	220,398

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of January 31, 2018 and July 31, 2017	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(627,168)	(608,232)
TOTAL STOCKHOLDERS’ EQUITY	199,352	218,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	423,255	438,686

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and six months ended January 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31		Six months ended January 31
	2018	2017	2018	2017
	$	$	$	$
REVENUE	-	-	-	-

OTHER SERVICE FEES	-	15,750	-	58,950

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	15,750	-	58,950

PROFESSIONAL FEES	(4,600)	(17,994)	(17,367)	(84,472)

GENERAL AND ADMINISTRATIVE EXPENSES	(747)	(74,607)	(1,569)	(203,015)

LOSS BEFORE INCOME TAX	(5,347)	(76,851)	(18,936)	(228,537)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(5,347)	(76,851)	(18,936)	(228,537)

Net loss per share, basic and diluted:	(0.0003)	(0.01)	(0.001)	(0.02)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,413,088	13,537,000	13,219,380

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended January 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL
	Number of Shares	Amount $	CAPITAL $	DEFICIT $	EQUITY $
Balance as of July 31, 2016 (Restated)	12,875,000	$1,288	$269,152	$(324,591)	$(54,151)
Common stock issued for cash ($0.84/per share)	662,000	66	556,014	-	556,080
Net loss for the year	-	-	-	$(283,641)	$(283,641)
Balance as of July 31, 2017 (audited)	13,537,000	1,354	825,166	(608,232)	218,288
Net loss for the period	-	-	-	(18,936)	(18,936)
Balance as of January 31, 2018 (unaudited)	13,537,000	1,354	825,166	(627,168)	199,352

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended January 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended January 31
	2018	2017
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(18,936)	(228,537)

Changes in operating assets and liabilities:
Due from related party	15,431	(395,155)
Accounts payable and accrued liabilities	207,205	(5,378)
Loan payable – related party	-	(39,905)
Due to related party	(203,700)	167,495
Net cash used in operating activities	-	(501,480)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock, net of offering costs	-	501,480
Net cash provided by financing activity	-	501,480

Net increase/(decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2018

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2018 and July 31, 2017, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2018

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.	SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of January 31, 2018, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of January 31, 2018, no shares of common stock have been issued.

3.	COMMITMENTS AND CONTINGENCIES

As of January 31, 2018, the Company has no commitment or contingency involved.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31, 2018	July 31, 2017
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	10,249	10,865
Accrued expenses	5,000	5,000
Other creditor – Bayswater Consulting Ltd	833	833
Other creditor – Trendmaker Pte Ltd	207,821	-
	223,903	16,698

Accounts payable and accrued liabilities at January 31, 2018 were a total US$223,903 consisting of US$10,249 from other creditors, US$5,000 from accrued expenses, US$833 from other creditor, Bayswater Consulting Ltd for their consulting services, and US$207,821 from Trendmaker Pte Ltd.

Accounts payable and accrued liabilities at July 31, 2017 were a total US$16,698 consisting of US$10,865 from other creditors and US$5,000 from accrued expenses and US$833 from other creditor, Bayswater Consulting Ltd for their consulting services.

5.	RELATED PARTY TRANSACTIONS

As of January 31, 2018, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	RELATED PARTY BALANCES

	January 31, 2018	July 31, 2017
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	423,255	438,686

As of January 31, 2018, the balance US$423,255 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7.	GOING CONCERN

As of January 31, 2018, the Company has an accumulated deficit of $627,168 and a stockholders’ equity of $199,352, for the three months ended January 31, 2018, had a net loss of $18,936. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 31, 2018 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of January 31, 2018, the Company has an accumulated deficit of $627,168 and a stockholders’ equity of $199,352, for the three months ended January 31, 2018, had a net loss of $18,936. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended January 31, 2018 and 2017

For the three months period ended January 31, 2018 and 2017, the Company has generated no profit but loss of $5,347 and $76,851 respectively.

For the six months ended January 31, 2018 and 2017

For the six months period ended January 31, 2018 and 2017, the Company has generated no profit but loss of $18,936 and $228,537 respectively.

Liquidity and Capital Resources

As of January 31, 2018 and July 31, 2017, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $423,255 and $438,686 of which is the amount due from Phyto Science Sdn. Bhd..

As of January 31, 2018 and July 31, 2017 the Company has a total liability of $223,903 and $220,398 consist of accounts payable and accrued expenses and due to related party. Increase of $3,505 is mainly due to increase increase in amount due to Trendmaker Pte Ltd.

The Company has a working capital of $199,352 and $218,288 as at January 31, 2018 and July 31, 2017 respectively.

Net cash used in operating activities for the year ended January 31, 2018 and 2017 was $0 and $501,480 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

Net cash provided by financing activities for the year ended January 31, 2018 and 2017 was $0 and $501,480 respectively. The cash provided by financing activities are mostly from issuance of common stocks.

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