Form 10-Q
period 2019-04-30
TRENDMAKER INC. LTD.
filed 2019-06-21
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

F-1

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of April 30, 2019 (Unaudited) and July 31, 2018 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2019	July 31, 2018
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Due from related party	373,355	386,669
Total Current Assets	373,355	386,669

TOTAL ASSETS	373,355	386,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	232,342	224,842
Due to related party	-	-
Total Current Liabilities	232,342	224,842

TOTAL LIABILITIES	232,342	224,842

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of April 30, 2019 and July 31, 2018	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(685,507)	(664,693)
TOTAL STOCKHOLDERS’ EQUITY	141,013	161,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	373,355	386,669

See accompanying notes to condensed financial statements.

F-2

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and nine months ended April 30, 2019 and 2018 (Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2019	2018	2019	2018
	$	$	$	$
REVENUE	-	-	-	-

OTHER SERVICE FEES	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

PROFESSIONAL FEES	-	(3,632)	-	(20,999)

GENERAL AND ADMINISTRATIVE EXPENSES	(3,600)	(5,249)	(20,814)	(6,818)

LOSS BEFORE INCOME TAX	(3,600)	(8,881)	(20,814)	(27,817)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(3,600)	(8,881)	(20,814)	(27,817)

Net loss per share, basic and diluted:	(0.0003)	(0.0006)	(0.002)	(0.002)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

F-3

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended April 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
		$	$	$	$
Balance as of July 31, 2017(Audited)	13,537,000	$1,354	$825,166	$(608,232)	$218,288
Net loss for the year	-	-	-	$(56,461)	$(56,461)
Balance as of July 31, 2018 (audited)	13,537,000	1,354	825,166	(664,693)	161,827
Net loss for the period	-	-	-	(20,814)	(20,814)
Balance as of April 30, 2019 (unaudited)	13,537,000	1,354	825,166	(685,507)	141,013

See accompanying notes to condensed financial statements.

F-4

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended April 30
	2019	2018
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(20,814)	(27,817)

Changes in operating assets and liabilities:
Due from related party	13,314	30,649
Accounts payable and accrued liabilities	7,500	200,868
Due to related party	-	(203,700)
Net cash used in operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

F-5

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2019

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

F-6

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2019 and July 31, 2018, the Company had no cash and cash equivalents.

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

F-7

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2019

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

F-8

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.	SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of April 30, 2019, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of April 30, 2019, no shares of common stock have been issued.

3.	COMMITMENTS AND CONTINGENCIES

As of April 30, 2019, the Company has no commitment or contingency involved.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2019	July 31, 2018
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	214,842	219,482
Accrued expenses	17,500	5,000
	232,342	224,842

Accounts payable and accrued liabilities at April 30, 2019 were a total US$232,342 consisting of US$17,500 from accrued expenses, US$214,842 from other creditors. Accounts payable and accrued liabilities at July 31, 2018 were a total US$224,842 consisting of US$219,482 from other creditors and US$5,000 from accrued expenses.

5.	RELATED PARTY TRANSACTIONS

As of April 30, 2019, the Company has no related party transactions.

F-9

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	RELATED PARTY BALANCES

	April 30, 2019	July 31, 2018
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	373,355	386,669

As of April 30, 2019, the balance US$373,355 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7.	GOING CONCERN

As of April 30, 2019, the Company has an accumulated deficit of $685,507 and a stockholders’ equity of $141,013, for the three months ended April 30, 2019, had a net loss of $3,600. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 30, 2019 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure

F-10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of April 30, 2019, the Company has an accumulated deficit of $685,507 and a stockholders’ equity of $141,013, for the three months ended April 30, 2019, had a net loss of $3,600. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended April 30, 2019 and 2018

For the three months period ended April 30, 2019 and 2018, the Company has generated no profit but loss of $3,600 and $8,881 respectively.

For the nine months ended April 30, 2019 and 2018

For the nine months period ended April 30, 2019 and 2018, the Company has generated no profit but loss of $20,814 and $27,817 respectively.

Liquidity and Capital Resources

As of April 30, 2019 and July 31, 2018, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $373,355 and $386,669 of which is the amount due from Phyto Science Sdn. Bhd.

As of April 30, 2019 and July 31, 2018 the Company has a total liability of $232,342 and $224,842 entirely consist of accounts payable and accrued expenses and due to related party.

The Company has a working capital of $141,013 and $161,827 as at April 30, 2019 and July 31, 2018 respectively.

Net cash used in operating activities for the year ended April 30, 2019 and 2018 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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