Form 10-K
period 2019-07-31
TRENDMAKER INC. LTD.
filed 2019-10-11
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 11, 2019
Common Stock, $.0001 par value	13,537,000

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

As of July 31, 2019, the Company has engaged in limited business operations, but it has agreed to provide management and consulting services to Trendmaker Pte. Ltd., a Singapore entity. The management and consulting services which the Company will provide to Trendmaker Pte. Ltd. and its operating subsidiaries include advice regarding investor and public relations, market strategies, structuring of mergers, acquisitions, strategic relationships and alliances, obtaining debts or equity financing, and such other matters as the parties shall mutually agree upon.

Employees

As of July 31, 2019, and the date of this report, the Company has no employees.

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

Holders. As of July 31, 2019, there were 13,537,000 shares of common stock issued and outstanding held by a total of 147 shareholders of record. As of the date of this report, there were 13,537,000 shares of common stock issued and outstanding held by a total of 129 shareholders of record. No additional issuance of common stock as of July 31, 2019.

Dividends. The Company has not declared or paid any cash dividends on its common stock during the fiscal year ended July 31, 2019, or during the period between July 31, 2019 and the date of this report, and does not anticipate declaring or paying dividends in the foreseeable future.

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

Background

The Company was incorporated in August 21, 2013, to engage in the business of eBook publishing, but its business operations in the area of eBook publishing were nominal. Following a change of control which occurred in February 29, 2016, the Company discontinued its eBook publishing operations and elected to become an investment holding company and to provide management and consulting services to Trendmaker Pte, Ltd, a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity), and Phytoscience Trendmaker Pvt Ltd (an Indian entity). Although the Company identified its intended future business activities, during the fiscal year ended July 31, 2019, it did not commence active business operations.

Results of Operations

Company management does not believe that a meaningful analysis can be made of the Company’s results of operation for the fiscal year ended July 31, 2019 as compared to the fiscal year ended July 31, 2018. During both periods, its operations have been nominal and, following a change of control in February 29, 2016, the Company elected to terminate its previous business plan to engage in eBook publishing, and adopt a new business plan relating to acting as an investment holding company and providing management and consulting services. Operating expenses consisting of professional fees and general and administrative expenses, were substantially the same of the two periods ($56,461 for the fiscal year ended July 31, 2018, as compared to $64,281 for the fiscal year ended July 31, 2019). Revenue for the period ended July 31, 2019 and 2018 were $0 and $0 respectively. The other income is earned from the other service fees.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the implementing our strategic business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Our cash balance at July 31, 2019 was $0 with $240,142 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

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

C-3-1, Megan Avenue 1, 189 Off Jalan Tun Razak,

50400 Kuala Lumpur, Malaysia.

Tel: (603) 2733 9989

To the Shareholders and Board of Directors of TRENDMAKER, INC. LIMITED

Lot 56935 Jalan 9/8, Seksyen 9,

Bandar Baru Bangi,

Selangor Darul Ehsan, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trendmaker, Inc. Limited (the ‘Company’) as of July 31, 2019 and the related statements of income, stockholders’ equity, and cash flows for the year ended of July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, for the year ended July 31, 2019 the Company incurred a net loss and has yet to generate revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

October 11, 2019

TRENDMAKER INC. LIMITED

CONDENSED BALANCE SHEETS

As of July 31, 2019 (Audited) and July 31, 2018 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2019	July 31, 2018
	(Audited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Due from related party	337,688	386,669
Total Current Assets	337,688	386,669

TOTAL ASSETS	337,688	386,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	240,142	224,842
Total Current Liabilities	240,142	224,842

TOTAL LIABILITIES	240,142	224,842

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of July 31, 2018 and July 31, 2019	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(728,974)	(664,693)
TOTAL STOCKHOLDERS’ EQUITY	97,546	161,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	337,688	386,669

See accompanying notes to financial statements

TRENDMAKER INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the Year Ended July 31, 2019 (Audited) and 2018 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended July 31
	2019	2018
	(Audited)	(Audited)
	$	$
Revenue	-	-

Cost of Sales	-	-

Gross Income	-	-

Other Service Fees	-	-

Professional Fees	-	(24,080)

General and administrative	(64,281)	(32,381)

LOSS BEFORE INCOME TAX	(64,281)	(56,461)

Provision for Income Taxes	-	-

NET LOSS	(64,281)	(56,461)

Net loss per share, basic and diluted:	(0.005)	(0.004)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended July 31, 2019 (Audited) and July 31, 2018 (Audited)

(Currency expressed in United States Dollars (“US$”))

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of July 31, 2017 (Audited)	13,537,000	$1,354	$825,166	$(608,232)	$218,288
Net loss for the year ended July 31, 2018	-	-	-	$(56,461)	$(56,461)
Balance as of July 31, 2018 (Audited)	13,537,000	$1,354	$825,166	$(664,693)	$161,827
Net loss for the year ended July 31, 2019	-	-	-	$(64,281)	$(64,281)
Balance as of July 31, 2019 (Audited)	13,537,000	$1,354	$825,166	$(728,974)	$97,546

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended July 31, 2019 (Audited) and 2018 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended July 31,
	2019	2018
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,281)	$(56,461)

Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Due from related party	48,981	(52,017)
Accounts payable and accrued liabilities	15,300	208,144
Due to related party	-	(203,700)
Net cash generated from operating activities	64,281	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 AND 2018 (Consolidated)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2019 and July 31, 2018, the Company had no cash and cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of July 31, 2019, and July 31, 2018, there were no common share equivalents outstanding.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 AND 2018 (Consolidated)

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

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 AND 2018 (Consolidated)

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 INCOME TAXES

For the year ended July 31, 2019 and year ended July 31, 2018, the local (United States) loss before income taxes were comprised of the following:

	For the year ended July 31, 2019	For the year ended July 31, 2018

Tax jurisdictions from:
- Local	$(64,281)	$(56,461)
Loss before income tax	$(64,281)	$(56,461)

The provision for income taxes consisted of the following:

	For the year ended July 31, 2019	For the year ended July 31, 2018

Current:
- Local	$-	$-

Deferred:
- Local	-	-

Income tax expense	$-	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2019, the operations in the United States of America incurred $728,974 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2037, if unutilized. The tax valuation allowance for July 31, 2019 and July 31, 2018 are $153,085 and $139,586 respectively.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 AND 2018 (Consolidated)

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of July 31, 2019, and 2018, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

Between August 1, 2016 and April 30, 2017, the Company issued 662,000 additional shares of common stock to 143 shareholders at $0.84 per share for total proceeds of $556,080.

As at July 31, 2019, the Company has 13,537,000 shares of common stock outstanding.

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

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 AND 2018 (Consolidated)

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at July 31, 2019 and July 31, 2018.

	As of July 31, 2019	As of July 31, 2018
Accounts payable	$214,842	$214,842
Accrued expenses	25,300	1,000
Total accounts payable and accrued expenses	$240,142	$224,842

NOTE 6 RELATED PARTY TRANSACTIONS

	July 31, 2019	July 31, 2018
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	337,688	386,669

As of July 31, 2019, the balance US$337,688 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company has working capital of $97,546 and stockholders’ equity of $97,546, used cash in operations of $0 and has a net loss of $64,281 for the year ended July 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8 SUBSEQUENT EVENT

On October 2, 2019, the Company announced that Tan Sri Dato’ Sri Lai Teck Peng, the Chief Executive Officer and sole director of the Company, passed away on 27 August, 2019 in Malaysia.

On the same day, the late Tan Sri Dato’ Sri Lai Teck Peng was being removed from the position of Chief Executive Officer and sole director of the Company due to his sudden demise whereby Puan Sri Datin Sri Tan Chin Yee, spouse of the late Tan Sri Dato’ Sri Lai Teck Peng, was being appointed as the Chief Executive Officer and director of Trendmaker, Inc. Limited, effective immediately.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Based on this evaluation, our sole executive officer who is both the CEO and CFO, has identified a material weakness in connection with the preparation of our financial statements as of and for the year ended July 31, 2019, and has thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to lack of an adequate number of members of management, and in particular, absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019, based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, and the fact that the Company has failed to stay current in the filing of required periodic reports with the SEC, our management has concluded that, as of July 31, 2019, the Company’s internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors as of July 31, 2019. All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure
Tan Sri Dato’ Sri Lai Teck Peng (deceased on August 27, 2019)	53	Director, CEO and CFO	Since February 2016 till October 2019
Puan Sri Datin Sri Tan Chin Yee	45	Director and CEO	Since October 2019

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

Puan Sri Datin Sri Tan Chin Yee, age 45 is the new Director and CEO of the company since 2 October, 2019. Puan Sri Datin Sri Tan Chin Yee has more than 20 years of working experience in healthcare industry. In 2012, MadamTan co-founded Phyto Science Sdn Bhd, a leading healthcare company in Malaysia providing nutrition and skin care products with the late Tan Sri Dato’ Sri Lai Teck Peng. In 2015, Madam Tan was awarded with 2015 Asia Pacific Entrepreneurship Award, 2015 Entrepreneur Award for her contribution in healthcare industry and she has also featured on the cover page of the Global Business Magazine in 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended July 31, 2019 and 2018. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compen-sation (#)	Change in Pension Value and Non- qualified Compen- sation Earnings ($)	All other Compen-sation ($)	Total ($)

Tan Sri Dato’Sri Lai Teck Peng	2019	$0.00	—	—	—	—	—	—	$0.00
CEO	2018	$0.00	—	—	—	—	—	—	$0.00

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

Director Compensation

We do not currently compensate our directors for their services as directors, and no compensation has been awarded to, earned by, or paid to any of our directors for services rendered to the Company in all capacities for the fiscal year ended July 31, 2019. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of July 31, 2019, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Common	Tan Sri Dato’Sri Lai Teck Peng (deceased on August 27, 2019) 600 North Bridge Rd #12 – 02/03 Parkview Square Singapore 18878	10,000,000	73.87%

Common	All Directors and executive officers	10,000,000	73.87%

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

ACCOUNTING FEES AND SERVICES	For the year ended July 31, 2019	For the year ended July 31, 2018
Audit fees	$5,000	$5,000
Audit related fees	23,800	-
Tax fees	-	-
All other fees	-	-
Total	$28,800	$5,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification of principal executive officer*

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

** As filed previously.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENDMAKER INC. LIMITED

Date: October 11, 2019	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee
Chief Executive Officer, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 11, 2019	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee
Chief Executive Officer, Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer, Director

