Form 10-Q
period 2020-01-31
TRENDMAKER INC. LTD.
filed 2020-03-06
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2020
Common Stock, $0.0001 par value	13,537,000

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of January 31, 2020 (Unaudited) and July 31, 2019 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2020	July 31, 2019
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSET
Due from related party	300,487	337,688
Total Current Asset	300,487	337,688

TOTAL ASSETS	300,487	337,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITY
Accounts payable and accrued liabilities	220,761	240,142
Total Current Liability	220,761	240,142

TOTAL LIABILITIES	220,761	240,142

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of January 31, 2020 and July 31, 2019	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(746,794)	(728,974)
TOTAL STOCKHOLDERS’ EQUITY	79,726	97,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	300,487	337,688

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and six months ended January 31, 2020 and 2019 (Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31		Six months ended January 31
	2020	2019	2020	2019
	$	$	$	$
REVENUE	-	-	-	-

OTHER SERVICE FEES	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

PROFESSIONAL FEES	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(6,542)	(5,849)	(17,820)	(17,214)

LOSS BEFORE INCOME TAX	(6,542)	(5,849)	(17,820)	(17,214)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(6,542)	(5,849)	(17,820)	(17,214)

Net loss per share, basic and diluted:	(0.0004)	(0.0004)	(0.001)	(0.001)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended January 31, 2020  and 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	STOCKHOLDERS’ EQUITY
		$	$	$		$
Balance as of July 31, 2018 (Audited)	13,537,000	1,354	825,166	(664,693)	-	161,827
Net loss for the period	-	-	-	(11,365)	-	(11,365)
Balance as of October 31, 2018(Audited)	13,537,000	$1,354	$825,166	(676,058)	-	150,462
Net loss for the period	-	-	-	(5,849)	-	(5,849)
Balance as of January 31, 2019 (Audited)	13,537,000	1,354	825,166	(681,907)	-	144,613

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	STOCKHOLDERS’ EQUITY
		$	$	$		$
Balance as of July 31, 2019(Audited)	13,537,000	$1,354	$825,166	(728,974)	-	97,546
Net loss for the period	-	-	-	(11,278)	-	(11,278)
Balance as of October 31, 2019 (unaudited)	13,537,000	1,354	825,166	(740,252)	-	86,268
Net loss for the period	-	-	-	(6,542)	-	(6,542)
Balance as of January 31, 2020 (unaudited)	13,537,000	1,354	825,166	(746,794)	-	(79,726)

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended January 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended January 31
	2020	2019
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,820)	(17,214)

Changes in operating assets and liabilities:
Due from related party	37,201	12,214
Accounts payable and accrued liabilities	(19,381)	5,000
Net cash used in operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2020

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2020 and July 31, 2019, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2020

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.	SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of January 31, 2020, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of January 31, 2020, the Company has 13,537,000 shares of common stock outstanding.

3.	COMMITMENTS AND CONTINGENCIES

As of January 31, 2020, the Company has no commitment or contingency involved.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31, 2020	July 31, 2019
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	214,842	214,842
Accrued expenses	5,919	25,300
	220,761	240,142

Accounts payable and accrued liabilities at January 31, 2020 were a total US$220,761 consisting of US$5,919 from accrued expenses and US$214,842 from other creditors. Accounts payable and accrued liabilities at July 31, 2019 were a total US$240,142 consisting of US25,300 from accrued expenses and US$214,842 from other creditor.

5.	RELATED PARTY TRANSACTIONS

As of January 31, 2020, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	RELATED PARTY BALANCES

	January 31, 2020	July 31, 2019
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	300,487	337,688

As of January 31, 2020, the balance US$300,487 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7.	GOING CONCERN

As of January 31, 2020, the Company has an accumulated deficit of $746,794 and a stockholders’ equity of $79,726. And for the three months ended January 31, 2020, had a net loss of $6,542. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 31, 2020 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of January 31, 2020, the Company has an accumulated deficit of $746,794 and a stockholders’ equity of $79,726 and for the three months ended January 31, 2020, had a net loss of $6,542. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended January 31, 2020 and 2019

For the three months period ended January 31, 2020 and 2019, the Company has generated no profit but loss of $6,542 and $5,849 respectively.

Liquidity and Capital Resources

As of January 31, 2020, and July 31, 2019, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $300,487 and $337,688 of which is the amount due from Phyto Science Sdn. Bhd.

As of January 31, 2020, and July 31, 2019 the Company has a total liability of $220,761 and $240,142 entirely consist of accounts payable and accrued expenses.

The Company has a working capital of $79,726 and $97,546 as at January 31, 2020 and July 31, 2019 respectively.

Net cash used in operating activities for the year ended January 31, 2020 and 2019 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

3

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENDMAKER, INC. LIMITED (Name of Registrant)

Date: March 6, 2020

	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee, CEO and CFO
(Principal Executive Officer) (Principal Financial Officer)

5