Form 10-Q
period 2020-04-30
TRENDMAKER INC. LTD.
filed 2020-06-04
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number 333-200624

TRENDMAKER, INC. LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	46-3505091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lot 56935 Jalan 9/8, Seksyen 9, Bandar Baru Bangi, Selangor Darul Ehsan, Malaysia	43650
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code

919-633-2488

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TMIN	The OTC Market – Pink Sheets

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2020
Common Stock, $0.0001 par value	13,537,000

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of April 30, 2020 (Unaudited) and July 31, 2019 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2020	July 31, 2019
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSET
Due from related party	293,199	337,688
Total Current Asset	293,199	337,688

TOTAL ASSETS	293,199	337,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITY
Accounts payable and accrued liabilities	220,922	240,142
Total Current Liability	220,922	240,142

TOTAL LIABILITIES	220,922	240,142

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of April 30, 2020 and July 31, 2019	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(754,243)	(728,974)
TOTAL STOCKHOLDERS’ EQUITY	72,277	97,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	293,199	337,688

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and nine months ended April 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2020	2019	2020	2019
	$	$	$	$
REVENUE	-	-	-	-

OTHER SERVICE FEES	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(7,449)	(3,600)	(25,269)	(20,814)

LOSS BEFORE INCOME TAX	(7,449)	(3,600)	(25,269)	(20,814)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(7,449)	(3,600)	(25,269)	(20,814)

Net loss per share, basic and diluted:	(0.0006)	(0.0003)	(0.002)	(0.002)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended April 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	STOCKHOLDERS’ EQUITY
		$	$	$		$
Balance as of July 31, 2018 (Audited)	13,537,000	1,354	825,166	(664,693)	-	161,827
Net loss for the period	-	-	-	(11,365)	-	(11,365)
Balance as of October 31, 2018 (unaudited)	13,537,000	$1,354	$825,166	(676,058)	-	150,462
Net loss for the period	-	-	-	(5,849)	-	(5,849)
Balance as of January 31, 2019 (unaudited)	13,537,000	1,354	825,166	(681,907)	-	144,613
Net loss for the period	-	-	-	(3,600)	-	(3,600)
Balance as of April 30, 2019 (unaudited)	13,537,000	1,354	825,166	(685,507)	-	141,013

	Number of Shares	Amount $	$	$		$
Balance as of July 31, 2019(Audited)	13,537,000	$1,354	$825,166	(728,974)	-	97,546
Net loss for the period	-	-	-	(11,278)	-	(11,278)
Balance as of October 31, 2019 (unaudited)	13,537,000	1,354	825,166	(740,252)	-	86,268
Net loss for the period	-	-	-	(6,542)	-	(6,542)
Balance as of January 31, 2020 (unaudited)	13,537,000	1,354	825,166	(746,794)	-	79,726
Net loss for the period	-	-	-	(7,449)	-	(7,449)
Balance as of April 30, 2020 (unaudited)	13,537,000	1,354	825,166	(754,243)	-	72,277

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended April 30
	2020	2019
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(25,269)	(20,814)

Changes in operating assets and liabilities:
Due from related party	44,489	13,314
Accounts payable and accrued liabilities	(19,220)	7,500
Net cash used in operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2020

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2020 and July 31, 2019, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2020

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.	SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of April 30, 2020, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of April 30, 2020, the Company has 13,537,000 shares of common stock outstanding.

3.	COMMITMENTS AND CONTINGENCIES

As of April 30, 2020, the Company has no commitment or contingency involved.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2020	July 31, 2019
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	214,842	214,842
Accrued expenses	6,080	25,300
	220,922	240,142

Accounts payable and accrued liabilities at April 30, 2020 were a total US$220,922 consisting of US$6,080 from accrued expenses and US$214,842 from other creditors. Accounts payable and accrued liabilities at July 31, 2019 were a total US$240,142 consisting of US25,300 from accrued expenses and US$214,842 from other creditor.

5.	RELATED PARTY TRANSACTIONS

As of April 30, 2020, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	RELATED PARTY BALANCES

	April 30, 2020	July 31, 2019
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	293,199	337,688

As of April 30, 2020, the balance US$293,199 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7.	GOING CONCERN

As of April 30, 2020, the Company has an accumulated deficit of $754,243 and a stockholders’ equity of $72,277 and for the three months ended April 30, 2020, had a net loss of $7,449. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 30, 2020 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of April 30, 2020, the Company has an accumulated deficit of $754,243 and a stockholders’ equity of $72,277 and for the three months ended April 30, 2020, had a net loss of $7,449. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended January 31, 2020 and 2019

For the three months period ended April 30, 2020 and 2019, the Company has generated no profit but loss of $7,449 and $3,600 respectively.

Liquidity and Capital Resources

As of April 30, 2020, and July 31, 2019, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $293,199 and $337,688 of which is the amount due from Phyto Science Sdn. Bhd.

As of April 30, 2020, and July 31, 2019 the Company has a total liability of $220,922 and $240,142 entirely consist of accounts payable and accrued expenses.

The Company has a working capital of $72,277 and $97,546 as at April 30, 2020 and July 31, 2019 respectively.

Net cash used in operating activities for the year ended April 30, 2020 and 2019 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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

Date: June 4, 2020

	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee, CEO and CFO
(Principal Executive Officer) (Principal Financial Officer)

5