Form 10-Q
period 2020-10-31
TRENDMAKER INC. LTD.
filed 2020-12-03
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2020
Common Stock, $0.0001 par value	13,537,000

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of October 31, 2020 (Unaudited) and July 31, 2020 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2020	July 31, 2020
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSET
Due from related party	276,687	284,116
Total Current Asset	276,687	284,116

TOTAL ASSETS	276,687	284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITY
Accounts payable and accrued liabilities	228,017	222,912
Total Current Liability	228,017	222,912

TOTAL LIABILITIES	228,017	222,912

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of October 31, 2020 and July 31, 2020	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(777,850)	(765,316)
TOTAL STOCKHOLDERS’ EQUITY	48,670	61,204

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	276,687	284,116

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months ended October 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2020	2019
	$	$
REVENUE	-	-

OTHER SERVICE FEES	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

PROFESSIONAL FEES	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(12,534)	(11,278)

LOSS BEFORE INCOME TAX	(12,534)	(11,278)

INCOME TAX PROVISION	-	-

NET LOSS	(12,534)	(11,278)

Net loss per share, basic and diluted:	(0.0009)	(0.0008)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended October 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Three months ended October 31, 2019

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of July 31, 2019 (Audited)	13,537,000	$1,354	$825,166	$(728,974)	$97,546
Net loss for the period	-	-	-	(11,278)	(11,278)
Balance as of October 31, 2019 (Unaudited)	13,537,000	1,354	825,166	(740,252)	86,268

Three months ended October 31, 2020

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of July 31, 2020 (Audited)	13,537,000	$1,354	$825,166	$(765,316)	$61,204
Net loss for the period	-	-	-	(12,534)	(12,534)
Balance as of October 31, 2020 (Unaudited)	13,537,000	1,354	825,166	(777,850)	48,670

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended October 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2020	2019
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(12,534)	(11,278)

Changes in operating assets and liabilities:
Due from related party	7,429	26,278
Accounts payable and accrued liabilities	5,105	(15,000)
Net cash used in operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2020

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2020 and July 31, 2020, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2020

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.	SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of October 31, 2020, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of October 31, 2020, no shares of common stock have been issued.

3.	COMMITMENTS AND CONTINGENCIES

As of October 31, 2020, the Company has no commitment or contingency involved.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	October 31, 2020	July 31, 2020
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	214,842	214,842
Accrued expenses	13,175	8,070
	228,017	222,912

Accounts payable and accrued liabilities at October 31, 2020 were a total US$228,017 consisting of US$13,175 from accrued expenses and US$214,842 from other creditors. Accounts payable and accrued liabilities at July 31, 2020 were a total US$222,912 consisting of US$8,070 from accrued expenses and US$214,842 from other creditors.

5.	RELATED PARTY TRANSACTIONS

As of October 31, 20, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	RELATED PARTY BALANCES

	October 31, 2020	July 31, 2020
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	276,687	284,116

As of October 31, 2020, the balance US$276,687 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7.	GOING CONCERN

As of October 31, 2020, the Company has an accumulated deficit of $777,850 and a stockholders’ equity of $48,670, for the three months ended October 31, 2020, had a net loss of $12,534. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through October 31, 2020 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure

9.   SIGNIFICANT EVENT

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of October 31, 2020, the Company has an accumulated deficit of $777,850 and a stockholders’ equity of $48,670 , for the three months ended October 31, 2020, had a net loss of $12,534. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended October 31, 2020 and 2019

For the three months period ended October 31, 2020 and 2019, the Company has generated no profit but loss of $12,534 and $11,278 respectively.

Liquidity and Capital Resources

As of October 31, 2020, and July 31, 2020, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $276,687and $284,116 of which is the amount due from Phyto Science Sdn. Bhd.

As of October 31, 2020, and July 31, 2020 the Company has a total liability of $228,017 and $222,912 entirely consist of accounts payable and accrued expenses.

The Company has a working capital of $48,670 and $61,204 as at October 31, 2020 and July 31, 2020 respectively.

Net cash used in operating activities for the year ended October 31, 2020 and 2019 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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

Date: December 03, 2020

	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee, CEO and CFO
(Principal Executive Officer) (Principal Financial Officer)

6