Form 10-Q
period 2021-04-30
TRENDMAKER INC. LTD.
filed 2021-06-08
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 08, 2021
Common Stock, $0.0001 par value	13,537,000

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of April 30, 2021 (Unaudited) and July 31, 2020 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2021	July 31, 2020
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSET
Due from related party	255,806	284,116
Total Current Asset	255,806	284,116

TOTAL ASSETS	255,806	284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITY
Accounts payable and accrued liabilities	220,442	222,912
Total Current Liability	220,442	222,912

TOTAL LIABILITIES	220,442	222,912

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of April 30, 2021 and July 31, 2020	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(791,156)	(765,316)
TOTAL STOCKHOLDERS’ EQUITY	35,364	61,204

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	255,806	284,116

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and nine months ended April 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2021	2020	2021	2020
	$	$	$	$
REVENUE	-	-	-	-

OTHER SERVICE FEES	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(6,000)	(7,449)	(25,840)	(25,269)

LOSS BEFORE INCOME TAX	(6,000)	(7,449)	(25,840)	(25,269)

INCOME TAX PROVISION	-	-		-

NET LOSS	(6,000)	(7,449)	(25,840)	(25,269)

Net loss per share, basic and diluted:	(0.0005)	(0.0006)	(0.002)	(0.002)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended April 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Nine months ended April 31, 2020

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	STOCKHOLDERS’ EQUITY
		$	$	$		$
Balance as of July 31, 2019 (Audited)	13,537,000	1,354	825,166	(728,974)	-	97,546
Net loss for the period	-	-	-	(11,278)	-	(11,278)
Balance as of October 31, 2019 (Unaudited)	13,537,000	1,354	$825,166	(740,252)	-	86,268
Net loss for the period	-	-	-	(6,542)	-	(6,542)
Balance as of January 31, 2020 (Unaudited)	13,537,000	1,354	825,166	(746,794)	-	79,726
Net loss for the period	-	-	-	(7,449)	-	(7,449)
Balance as of April 30, 2020 (Unaudited)	13,537,000	1,354	825,166	(754,243)	-	72,277

Nine months ended April 31, 2021

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS’
	Shares	Amount	CAPITAL	DEFICIT	LOSS	EQUITY
		$	$	$		$
Balance as of July 31, 2020 (Audited)	13,537,000	$1,354	$825,166	(765,316)	-	61,204
Net loss for the period	-	-	-	(12,534)	-	(12,534)
Balance as of October 31, 2020 (Unaudited)	13,537,000	1,354	825,166	(777,850)	-	48,670
Net loss for the period	-	-	-	(7,306)	-	(7,306)
Balance as of January 31, 2021 (Unaudited)	13,537,000	1,354	825,166	(785,156)	-	41,364
Net loss for the period	-	-	-	(6,000)	-	(6,000)
Balance as of April 30, 2021 (Unaudited)	13,537,000	1,354	825,166	(791,156)	-	35,364

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended April 30
	2021	2020
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(25,840)	(25,269)

Changes in operating assets and liabilities:
Due from related party	28,310	44,489
Accounts payable and accrued liabilities	(2,470)	(19,220)
Net cash used in operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2021

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2021 and July 31, 2020, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2021

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.	SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of April 30, 2021, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of April 30, 2021, the Company has 13,537,000 shares of common stock outstanding.

3.	COMMITMENTS AND CONTINGENCIES

As of April 30, 2021, the Company has no commitment or contingency involved.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2021	July 31, 2020
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	214,842	214,842
Accrued expenses	5,600	8,070
	220,442	222,912

Accounts payable and accrued liabilities at April 30, 2021 were a total US$220,442 consisting of US$5,600 from accrued expenses and US$214,842 from other creditors. Accounts payable and accrued liabilities at July 31, 2020 were a total US$222,912 consisting of US$ 8,070 from accrued expenses and US$214,842 from other creditor.

5.	RELATED PARTY TRANSACTIONS

As of April 30, 2021, the Company has no related party transactions.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	RELATED PARTY BALANCES

	April 30, 2021	July 31, 2020
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	255,806	284,116

As of April 30, 2021, the balance US$255,806 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7.	GOING CONCERN

As of April 30, 2021, the Company has an accumulated deficit of $791,156 and a stockholders’ equity of $35,364 and for the three months ended April 30, 2021, had a net loss of $6,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 30, 2021 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of April 30, 2021, the Company has an accumulated deficit of $791,156 and a stockholders’ equity of $35,364 and for the three months ended April 30, 2021, had a net loss of $6,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended April 30, 2021 and 2020

For the three months period ended April 30, 2021 and 2020, the Company has generated no profit but loss of $6,000 and $7,449 respectively.

Liquidity and Capital Resources

As of April 30, 2021, and July 31, 2020, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $255,806 and $284,116 of which is the amount due from Phyto Science Sdn. Bhd.

As of April 30, 2021, and July 31, 2020 the Company has a total liability of $220,442 and $222,912 entirely consist of accounts payable and accrued expenses.

The Company has a working capital of $35,364 and $61,204 as at April 30, 2021 and July 31, 2020 respectively.

Net cash used in operating activities for the year ended April 30, 2021 and 2020 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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

Date: June 08, 2021

	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee, CEO and CFO
(Principal Executive Officer) (Principal Financial Officer)

5