Form 10-Q
period 2021-10-31
TRENDMAKER INC. LTD.
filed 2021-12-13
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

YES ☐ NO ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 9, 2021
Common Stock, $0.0001 par value	13,537,000

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words ”we,” ”us,” ”our,” and the ”Company,” they refer to Trendmaker, Inc. Limited. ”SEC” refers to the Securities and Exchange Commission.

F-1

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of October 31, 2021 (Unaudited) and July 31, 2021 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2021	July 31, 2021
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSET
Due from related party	234,204	248,656
Total Current Asset	234,204	248,656

TOTAL ASSETS	234,204	248,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITY
Accounts payable and accrued liabilities	220,142	225,742
Total Current Liability	220,142	225,742

TOTAL LIABILITIES	220,142	225,742

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of October 31, 2021 and July 31, 2021	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(812,458)	(803,606)
TOTAL STOCKHOLDERS’ EQUITY	14,062	22,914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	234,204	248,656

See accompanying notes to condensed financial statements.

F-2

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months ended October 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2021	2020
	$	$
REVENUE	-	-

OTHER SERVICE FEES	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

PROFESSIONAL FEES	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(8,852)	(12,534)

LOSS BEFORE INCOME TAX	(8,852)	(12,534)

INCOME TAX PROVISION	-	-

NET LOSS	(8,852)	(12,534)

Net loss per share, basic and diluted:	(0.0007)	(0.0009)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

F-3

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended October 31, 2021 and 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Three months ended October 31, 2020

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of July 31, 2020 (Audited)	13,537,000	$1,354	$825,166	$(765,316)	$61,204
Net loss for the period	-	-	-	(12,534)	(12,534)
Balance as of October 31, 2020 (Unaudited)	13,537,000	1,354	825,166	(777,850)	48,670

Three months ended October 31, 2021

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of July 31, 2021 (Audited)	13,537,000	$1,354	$825,166	$(803,606)	$22,914
Net loss for the period	-	-	-	(8,852)	(8,852)
Balance as of October 31, 2021 (Unaudited)	13,537,000	1,354	825,166	(812,458)	14,062

See accompanying notes to condensed financial statements.

F-4

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended October 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2021	2020
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(8,852)	(12,534)

Changes in operating assets and liabilities:
Due from related party	14,452	7,429
Accounts payable and accrued liabilities	(5,600)	5,105
Net cash generated from operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

F-5

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2021

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

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

F-6

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2021 and July 31, 2021, the Company had no cash and cash equivalents.

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

F-7

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2021

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

F-8

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2. SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of October 31, 2021, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of October 31, 2021, the company has 13,537,000 shares of common stock outstanding.

3. COMMITMENTS AND CONTINGENCIES

As of October 31, 2021, the Company has no commitment or contingency involved.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	October 31, 2021	July 31, 2021
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Other creditors	214,842	214,842
Accrued expenses	5,300	10,900
	220,142	225,742

Accounts payable and accrued liabilities at October 31, 2021 were a total US$220,142 consisting of US$5,300 from accrued expenses and US$214,842 from other creditors. Accounts payable and accrued liabilities at July 31, 2021 were a total US$225,742 consisting of US$10,900 from accrued expenses and US$214,842 from other creditors.

5. RELATED PARTY TRANSACTIONS

As of October 31, 2021, the Company has no related party transactions.

F-9

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. RELATED PARTY BALANCES

	October 31, 2021	July 31, 2021
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	234,204	248,656

As of October 31, 2021, the balance US$234,204 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7. GOING CONCERN

As of October 31, 2021, the Company has an accumulated deficit of $812,458 and a stockholders’ equity of $14,062, and for the three months ended October 31, 2021 had a net loss of $8,852. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through October 31, 2021 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure

F-10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of October 31, 2021, the Company has an accumulated deficit of $812,458 and a stockholders’ equity of $14,062 and for the three months ended October 31, 2021, had a net loss of $8,852. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended October 31, 2021 and 2020

For the three months period ended October 31, 2021 and 2020, the Company has generated no profit but loss of $8,852 and $12,534 respectively.

Liquidity and Capital Resources

As of October 31, 2021, and July 31, 2021, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $234,204 and $248,656 of which is the amount due from Phyto Science Sdn. Bhd.

As of October 31, 2021, and July 31, 2021 the Company has a total liability of $220,142 and $225,742 entirely consist of accounts payable and accrued expenses.

The Company has a working capital of $14,602 and $22,914 as at October 31, 2021 and July 31, 2021 respectively.

Net cash used in operating activities for the year ended October 31, 2021 and 2020 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

ITEM 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENDMAKER, INC. LIMITED
(Name of Registrant)

Date: December 13, 2021

	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee, CEO and CFO
(Principal Executive Officer)
(Principal Financial Officer)

6