Form 10-KT
period 2021-12-31
TRENDMAKER INC. LTD.
filed 2022-02-22
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KT

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2021 To

December 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2022
Common Stock, $.0001 par value	13,537,000

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KT constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-KT. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-KT and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-KT.

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

On the same day, the late Tan Sri Dato’ Sri Lai Teck Peng was being removed from the position of Chief Executive Officer and sole director of the Company due to his sudden demise whereby Puan Sri Datin Sri Tan Chin Yee, spouse of the late Tan Sri Dato’ Sri Lai Teck Peng, was being appointed as the Chief Executive Officer and director of Trendmaker, Inc. Limited, effective immediately. As of December 31, 2021, Puan Sri Datin Sri Tan Chin Yee own 78.34% common stock of the company.

Current Operations

Following the change of control on February 29, 2016, the Company intends to engage in the business of acting as an investment holding company and providing management and consulting services.

As of December 31, 2021, the Company has engaged in limited business operations, but it has agreed to provide management and consulting services to Trendmaker Pte. Ltd., a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity). Through its subsidiaries, Trendmaker Pte. Ltd. is engaged in the sale of healthcare and wellness products in Asia via a multilevel marketing platform. The management and consulting services which the Company will provide to Trendmaker Pte. Ltd. and its operating subsidiaries include advice regarding investor and public relations, market strategies, structuring of mergers, acquisitions, strategic relationships and alliances, obtaining debts or equity financing, and such other matters as the parties shall mutually agree upon.

Employees

As of December 31, 2021, and the date of this report, the Company has no employees.

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

Holders. As of December 31, 2021, there were 13,537,000 shares of common stock issued and outstanding held by a total of 55 shareholders of record. As of the date of this report, there were 13,537,000 shares of common stock issued and outstanding held by a total of 55 shareholders of record. No additional issuance of common stock as of December 31, 2021.

Dividends. The Company has not declared or paid any cash dividends on its common stock during the fiscal year ended December 31, 2021, or during the period between December 31, 2021 and the date of this report, and does not anticipate declaring or paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-KT AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background

The Company was incorporated in August 21, 2013, to engage in the business of eBook publishing, but its business operations in the area of eBook publishing were nominal. Following a change of control which occurred in February 29, 2016, the Company discontinued its eBook publishing operations and elected to become an investment holding company and to provide management and consulting services to Trendmaker Pte, Ltd, a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity), and Phytoscience Trendmaker Pvt Ltd (an Indian entity). Although the Company identified its intended future business activities, during the fiscal year ended December 31, 2021, it did not commence active business operations.

Results of Operations

Company management does not believe that a meaningful analysis can be made of the Company’s results of operation for the fiscal year ended December 31, 2021 as compared to the fiscal year ended July 31, 2021. During both periods, its operations have been nominal and, following a change of control in February 29, 2016, the Company elected to terminate its previous business plan to engage in eBook publishing, and adopt a new business plan relating to acting as an investment holding company and providing management and consulting services. Operating expenses consisting of professional fees and general and administrative expenses, were substantially the same of the two periods ($38,290 for the fiscal year ended July 31, 2021, as compared to $23,051 for the fiscal year ended December 31, 2021). Revenue for the period ended December 31, 2021 and 2020 were $0 and $0 respectively.

Going Concern

As of December 31, 2021, the Company has an accumulated deficit of $826,657 and a stockholders’ equity of $138 and had a net loss of $23,051. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Liquidity and Capital Resources

Our cash balance at December 31, 2021 was $0 with $224,642 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Trendmaker, Inc. Limited

Lot 56935 Jalan 9/8, Seksyen 9,

Bandar Baru Bangi,

Selangor Darul Ehsan, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trendmaker, Inc. Limited (the ‘Company’) as of December 31, 2021, July 31, 2021 and 2020 and the related statements of income, stockholders’ equity, and cash flows for the five months ended December 31,2021 and the year ended July 31, 2021 and July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, July 31, 2021 and 2020, and the results of its operations and its cash flows for the five months ended December 31,2021 and the year ended July 31, 2021 and July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, for the year ended December 31, 2021 the Company has not established any source of revenue to cover its operating costs. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

February 22, 2022

TRENDMAKER INC. LIMITED

BALANCE SHEETS

As of December 31, 2021, July 31, 2021 and 2020 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	July 31, 2021	July 31, 2020
	(Audited)	(Audited)	(Audited)
	$	$	$
ASSETS
CURRENT ASSETS
Due from related party	224,505	248,656	284,116
Total Current Assets	224,505	248,656	284,116

TOTAL ASSETS	224,505	248,656	284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	224,642	225,742	222,912
Total Current Liabilities	224,642	225,742	222,912

TOTAL LIABILITIES	224,642	225,742	222,912

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of December 31, 2021 and July 31, 2021, 2020	1,354	1,354	1,354
Additional paid in capital	825,166	825,166	825,166
Accumulated deficit	(826,657)	(803,606)	(765,316)
TOTAL STOCKHOLDERS’ EQUITY	(137)	22,914	61,204

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	224,505	248,656	284,116

See accompanying notes to financial statements

TRENDMAKER INC. LIMITED

STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the Period Ended from August 1, 2021 to December 31, 2021, 2020 and 12 months ended July 31, 2021, 2020 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Period Ended December 31		For the Year Ended July 31
	2021	2020	2021	2020
	Audited	(Unaudited)	(Audited)	(Audited)
	$	$	$	$
Revenue	-	-	-	-

Cost of Sales	-	-	-	-

Gross Income	-	-	-	-

Other Service Fees	-	-	-	-

Professional Fees	-	-	-	-

General and administrative	(23,051)	(14,450)	(38,290)	(36,342)

LOSS BEFORE INCOME TAX	(23,051)	(14,450)	(38,290)	(36,342)

Provision for Income Taxes	-	-	-	-

NET LOSS	(23,051)	(14,450)	(38,290)	(36,342)

Net loss per share, basic and diluted:	(0.001)	(0.001)	(0.003)	(0.003)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000	13,537,000	13,537,000

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended July 31, 2021 (Audited) and July 31, 2020 (Audited)

(Currency expressed in United States Dollars (“US$”))

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of July 31, 2019 (Audited)	13,537,000	$1,354	$825,166	$(728,974)	$97,546
Net loss for the year ended July 31, 2020	-	-	-	(36,342)	(36,342)
Balance as of July 31, 2020 (Audited)	13,537,000	$1,354	$825,166	$(765,316)	$61,204
Net loss for the year ended July 31, 2021	-	-	-	(38,290)	(38,290)
Balance as of July 31, 2021 (Audited)	13,537,000	$1,354	$825,166	$(803,606)	$22,914

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period Ended December 31, 2021 (Audited) and December 31, 2020 (unaudited)

(Currency expressed in United States Dollars (“US$”))

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of July 31, 2020 (audited)	13,537,000	$1,354	$825,166	$(765,316)	$61,204
Net loss for the year ended December 31, 2020	-	-	-	(14,450)	(14,450)
Balance as of December 31, 2020 (unaudited)	13,537,000	$1,354	$825,166	$(779,766)	$46,754

Balance as of July 31, 2021	13,537,000	$1,354	$825,166	$(803,606)	$22,914
Net loss for the year ended December 31, 2021	-	-	-	(23,051)	(23,051)
Balance as of December 31, 2021 (audited)	13,537,000	$1,354	$825,166	$(826,657)	$(137)

TRENDMAKER INC. LIMITED

STATEMENT OF CASH FLOWS

For the Period from August 1, 2021 to December 2021, 2020 and 12 months ended July 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Five months Ended December 31,		Twelve months Ended July 31,
	2021	2020	2021	2020
	(Audited)	(Unaudited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,051)	$(14,450)	$(38,290)	$(36,342)

Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Due from related party	24,151	19,420	35,460	53,572
Accounts payable and accrued liabilities	(1,100)	(4,970)	2,830	(17,230)
Net cash generated from operating activities	-	-	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-	-	-
Cash and cash equivalents, beginning of year	-	-	-	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-	$-	$-

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF December 31, 2021 AND 2020

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

Revenue recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2021, July 31, 2021 and July 31, 2020, the Company had no cash and cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2021, July 31, 2021, and July 31, 2020, there were no common share equivalents outstanding.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF December 31, 2021 AND 2020

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

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021, 2020, JULY 31, 2021 AND 2020

2. INCOME TAXES

For the period ended December 31, 2021, 2020 and year ended July 31, 2021, 2020, the local (United States) loss before income taxes were comprised of the following:

	For the period ended December 31, 2021	For the period ended December 31, 2020	For the year ended July 31, 2021	For the year ended July 31, 2020

Tax jurisdictions from:
- Local	$(23,051)	$(14,450)	$(38,290)	$(36,342)
Loss before income tax	$(23,051)	$(14,450)	$(38,290)	$(36,342)

The provision for income taxes consisted of the following:

	For the period ended December 31, 2021	For the period ended December 31, 2020	For the year ended July 31, 2021	For the year ended July 31, 2020

Current:
- Local	$-	$-	$-	$-

Deferred:
- Local	-	-	-	-

Income tax expense	$-	$-	$-	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2021, the operations in the United States of America incurred $826,657of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2037, if unutilized. The tax valuation allowance for December 31, 2021 and July 31, 2021 are $173,598 and $168,757 respectively.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

3. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As at December 31, 2021, the Company has 13,537,000 shares of common stock outstanding.

4. COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no commitment or contingency involved.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND JULY 31, 2021

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at July 31, 2021 and July 31, 2020.

	As of December 31, 2021	As of July 31, 2021	As of July 31, 2020
Accounts payable	$214,842	$214,842	$214,842
Accrued expenses	9,800	10,900	8,070
Total accounts payable and accrued expenses	$224,642	$225,742	$222,912

6. RELATED PARTY BALANCES

	December 31, 2021	July 31, 2021	July 31, 2020
	(Audited)	(Audited)	(Audited)
	$	$	$
Due from related party:
Related Party A	224,505	248,656	284,116

As of December 31, 2021, the balance US$224,505 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7. GOING CONCERN

As of December 31, 2021, the Company has an accumulated deficit of $826,657 and a stockholders’ liabilities of $137 and had a net loss of $23,051 for the five months period ended December 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through December 31, 2021 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this fiscal year, there was no subsequent event that required recognition or disclosure.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-KT. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, and the fact that the Company has failed to stay current in the filing of required periodic reports with the SEC, our management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KT.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors as of December 31, 2021. All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name		Age	Position	Tenure
1.	Tan Sri Dato’ Sri Lai Teck Peng (deceased on August 27, 2019)	53	Director, CEO and CFO	Since February 2016 till October 2019
2.	Puan Sri Datin Sri Tan Chin Yee	48	Director, CEO and CFO	Since October 2019

Biographical Information

1.	Tan Sri Dato’ Sri Lai Teck Peng, age 53, has been a Director, CEO and CFO of the Company since February 29, 2016. Mr. Lai is also the founder, and for the past five years, has been the Chairman and CEO of Phyto Science Sdn Bhd, a health & wellness company based in Kuala Lumpur, Malaysia which is engaged in the sale of healthcare and wellness products in Asia via a multilevel marketing platform. Mr. Lai has an Executive MBA from Peking University.

2.	Puan Sri Datin Sri Tan Chin Yee, age 46 is the Director, CEO and CFO of the company since 2 October, 2019. Puan Sri Datin Sri Tan Chin Yee has more than 20 years of working experience in healthcare industry. In 2012, Mdm.Tan co-founded Phyto Science Sdn Bhd, a leading healthcare company in Malaysia providing nutrition and skin care products with the late Tan Sri Dato’ Sri Lai Teck Peng. In 2015, Mdm Tan was awarded with 2015 Asia Pacific Entrepreneurship Award, 2015 Entrepreneur Award for her contribution in healthcare industry and she has also featured on the cover page of the Global Business Magazine in 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended December 31, 2021 and July 31, 2020. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compen-sation (#)	Change in Pension Value and Non- qualified Compen-sation Earnings ($)	All other Compen-sation ($)	Total ($)

1.	Tan Sri Dato’ Sri Lai Teck Peng (deceased on 27 August, 2019)	2021	$0.00	—	—	—	—	—	—	$0.00
	CEO	2020	$0.00	—	—	—	—	—	—	$0.00

2.	Puan Sri Datin Sri Tan Chin Yee	2021	$0.00	—	—	—	—	—	—	$0.00
	CEO	2020	$0.00	—	—	—	—	—	—	$0.00

Employment Agreements

As of the date of the filing of this Form 10-KT, we have no written employment agreements with our officers and directors. Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements. We have no plans or packages providing for compensation of officers after resignation or retirement.

Director Compensation

We do not currently compensate our directors for their services as directors, and no compensation has been awarded to, earned by, or paid to any of our directors for services rendered to the Company in all capacities for the fiscal year ended December 31, 2021. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of December 31, 2021, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, JP Centurion & Partners PLT , for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the period ended December 31, 2021	For the year ended July 31, 2021	For the year ended July 31, 2020
Audit fees	$7,250	$12,250	$12,500
Audit related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	750
Total	$7,250	$12,250	$13,250

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

TRENDMAKER INC. LIMITED

Date: February 22, 2022	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee
Chief Executive Officer, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2022	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee
Chief Executive Officer, Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer, Director

