Form 10-Q
period 2022-09-30
TRENDMAKER INC. LTD.
filed 2022-10-27
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Stock, $0.0001 par value	13,537,000

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

F-1

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSET
Due from related party	194,196	224,505
Total Current Asset	194,196	224,505

TOTAL ASSETS	194,196	224,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITY
Accounts payable and accrued liabilities	220,740	224,642
Total Current Liability	220,740	224,642

TOTAL LIABILITIES	220,740	224,642

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of September 30, 2022 and December 31, 2021	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(853,064)	(826,657)
TOTAL STOCKHOLDERS’ EQUITY	(26,544)	(137)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	194,196	224,505

See accompanying notes to condensed financial statements.

F-2

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	$	$	$	$
REVENUE	-	-	-	-

OTHER SERVICE FEES	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

PROFESSIONAL FEES	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(10,488)	(10,450)	(26,407)	(23,990)

LOSS BEFORE INCOME TAX	(10,488)	(10,450)	(26,407)	(23,990)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(10,488)	(10,450)	(26,407)	(23,990)

Net loss per share, basic and diluted:	(0.0008)	(0.0008)	(0.002)	(0.002)

Weighted average number of shares outstanding – Basic and diluted	13,537,000	13,537,000	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

F-3

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2022 and 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Nine months ended September 30, 2022

	COMMON STOCK		ADDITIONAL
	Number of		PAID-IN	ACCUMULATED	TOTAL
	Shares	Amount	CAPITAL	DEFICIT	EQUITY

Balance as of December 31, 2021 (Audited)	13,537,000	$1,354	$825,166	$(826,657)	$(137)
Net loss for the period	-	-	-	(26,407)	(26,407)
Balance as of September 30, 2022 (Unaudited)	13,537,000	1,354	825,166	(853,064)	(26,544)

Nine months ended September 30, 2021

	COMMON STOCK		ADDITIONAL
	Number of		PAID-IN	ACCUMULATED	TOTAL
	Shares	Amount	CAPITAL	DEFICIT	EQUITY

Balance as of December 31, 2020 (Unaudited)	13,537,000	$1,354	$825,166	$(779,766)	$46,754
Net loss for the period	-	-	-	(23,990)	(23,990)
Balance as of September 30, 2021 (Unaudited)	13,537,000	1,354	825,166	(803,756)	22,764

See accompanying notes to condensed financial statements.

F-4

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	2022	2021
	Nine months ended September 30
	2022	2021
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(26,407)	(23,990)

Changes in operating assets and liabilities:
Due from related party	30,309	19,590
Accounts payable and accrued liabilities	(3,902)	4,400
Net cash generated from operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

F-5

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022

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

F-6

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2022, the Company had no cash and cash equivalents.

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

F-7

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022

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

F-8

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2. SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of September 30, 2022, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of September 30, 2022, the Company has 13,537,000 shares of common stock outstanding.

3. COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no commitment or contingency involved.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Accounts payable and accrued liabilities generated from:
Accounts payable	214,842	214,842
Accrued expenses	5,898	9,800
	220,740	224,642

Accounts payable and accrued liabilities at September 30, 2022 were a total US$220,740 consisting of US$5,898 from accrued expenses and US$214,842 from accounts payable. Accounts payable and accrued liabilities at December 31, 2021 were a total US$224,642 consisting of US$9,800 from accrued expenses and US$214,842 from accounts payable.

5. RELATED PARTY TRANSACTIONS

As of September 30, 2022, the Company has no related party transactions.

F-9

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. RELATED PARTY BALANCES

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	194,196	224,505

As of September 30, 2022, the balance US$194,196 represented an outstanding amount due from Related Party A. Related Party A is having common director with the Company. The amount due is unsecured, interest-free with no fixed repayment term.

7. GOING CONCERN

As of September 30, 2022, the Company has an accumulated deficit of $853,064 and a stockholders’ liabilities of $26,544, and for the nine months ended September 30, 2022 had a net loss of $26,407. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through September 30, 2022 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure

F-10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of September 30, 2022, the Company has an accumulated deficit of $853,064 and a stockholders’ liabilities of $26,544 and for the nine months ended September 30, 2022, had a net loss of $26,407. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended September 30, 2022 and 2021

For the three months period ended September 30, 2022 and 2021, the Company has generated no profit but loss of $10,488 and $10,450 respectively.

For the nine months ended September 30, 2022 and 2021

For the nine months period ended September 30, 2022 and 2021, the Company has generated no profit but loss of $26,407 and $23,990 respectively.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $194,196 and $224,505 of which is the amount due from Phyto Science Sdn. Bhd.

As of September 30, 2022 and December 31, 2021 the Company has a total liability of $220,740 and $224,642 entirely consist of accounts payable and accrued expenses.

The Company has a stockholders’ deficits of $26,544 and $137 as at September 30, 2022 and December 31, 2021 respectively.

Net cash used in operating activities for the period ended September 30, 2022 and 2021 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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

Date: October 27, 2022

	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee, CEO and CFO
(Principal Executive Officer)
(Principal Financial Officer)

5