Form 10-Q
period 2023-09-30
TRENDMAKER INC. LTD.
filed 2023-11-07
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2023
Common Stock, $0.0001 par value	13,537,000

2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
ASSET
CURRENT ASSET
Due from related party	154,574	185,013
Total Current Asset	154,574	185,013

TOTAL ASSET	154,574	185,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	5,596	10,298
Due to related party	214,842	214,842
Total Current Liabilities	220,438	225,140

TOTAL LIABILITIES	220,438	225,140

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of September 30, 2023 and December 31, 2022	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficits	(892,384)	(866,647)
TOTAL STOCKHOLDERS’ EQUITY	(65,864)	(40,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	154,574	185,013

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	$	$	$	$
REVENUE	-	-	-	-

OTHER SERVICE FEES	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

PROFESSIONAL FEES	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(10,950)	(10,488)	(25,737)	(26,407)

LOSS BEFORE INCOME TAX	(10,950)	(10,488)	(25,737)	(26,407)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(10,950)	(10,488)	(25,737)	(26,407)

Net loss per share, basic and diluted:	(0.0008)	(0.0008)	(0.0019)	(0.0019)

Weighted average number of shares outstanding – Basic and diluted	13,537,000	13,537,000	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Nine months ended September 30, 2023

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICITS	TOTAL EQUITY

Balance as of December 31, 2022 (Audited)	13,537,000	$1,354	$825,166	$(866,647)	$(40,127)
Net loss for the period	-	-	-	(8,637)	(8,637)
Balance as of March 31, 2023 (Unaudited)	13,537,000	1,354	825,166	(875,284)	(48,764)
Net loss for the period	-	-	-	(6,150)	(6,150)
Balance as of June 30, 2023 (Unaudited)	13,537,000	1,354	825,166	(881,434)	(54,914)
Net loss for the period	-	-	-	(10,950)	(10,950)
Balance as of September 30, 2023 (Unaudited)	13,537,000	1,354	825,166	(892,384)	(65,864)

Nine months ended September 30, 2022

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICITS	TOTAL EQUITY

Balance as of December 31, 2021 (Audited)	13,537,000	$1,354	$825,166	$(826,657)	$(137)
Net loss for the period	-	-	-	(9,333)	(9,333)
Balance as of March 31, 2022 (Unaudited)	13,537,000	1,354	825,166	(835,990)	(9,470)
Net loss for the period	-	-	-	(6,586)	(6,586)
Balance as of June 30, 2022 (Unaudited)	13,537,000	1,354	825,166	(842,576)	(16,056)
Net loss for the period	-	-	-	(10,488)	(10,488)
Balance as of September 30, 2022 (Unaudited)	13,537,000	1,354	825,166	(853,064)	(26,544)

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30
	2023	2022
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(25,737)	(26,407)

Changes in operating assets and liabilities:
Due from related party	30,439	30,309
Accrued liabilities	(4,702)	(3,902)
Net cash generated from operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2023

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2023, the Company had no cash and cash equivalents.

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

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2. SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of September 30, 2023, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of September 30, 2023, the Company has 13,537,000 shares of common stock outstanding.

3. COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has no commitment or contingency involved.

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the followings at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Accrued expenses	5,596	10,298
Total accrued liabilities	5,596	10,298

5. RELATED PARTY BALANCES

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	154,574	185,013

Due to related party:
Related Party B	214,842	214,842

As of September 30, 2023, the balance $154,574 represented an outstanding amount due from Related Party A and $214,842 represented an outstanding amount due to Related Party B. Related Party A and Related Party B respectively are having common director with the Company. The amount due are unsecured, interest-free with no fixed repayment term.

6. GOING CONCERN

As of September 30, 2023, the Company has an accumulated deficit of $892,384, stockholders’ liabilities of $65,864 and a net loss of $25,737 for the nine months ended September 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through September 30, 2023 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of September 30, 2023, the Company has an accumulated deficit of $892,384, stockholders’ liabilities of $65,864 and a net loss of $25,737 for the nine months ended September 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended September 30, 2023 and 2022

For the three months period ended September 30, 2023 and 2022, the Company has generated no profit but loss of $10,950 and $10,488 respectively.

For the nine months ended September 30, 2023 and 2022

For the nine months period ended September 30, 2023 and 2022, the Company has generated no profit but loss of $25,737 and $26,407 respectively.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $154,574 and $185,013 of which is the amount due from Phyto Science Sdn. Bhd.

As of September 30, 2023 and December 31, 2022 the Company has total liabilities of $220,438 and $225,140 consisting accrued liabilities and amount due to Trendmaker Pte. Ltd.

The Company has a stockholders’ liabilities of $65,864 and $40,127 as at September 30, 2023 and December 31, 2022 respectively.

Net cash used in operating activities for the period ended September 30, 2023 and 2022 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits.

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

Date: November 7, 2023

	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee, CEO and CFO
(Principal Executive Officer)
(Principal Financial Officer)

6