Form 10-K
period 2023-12-31
TRENDMAKER INC. LTD.
filed 2024-03-13
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2024
Common Stock, $.0001 par value	13,537,000

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

On the same day, the late Tan Sri Dato’ Sri Lai Teck Peng was being removed from the position of Chief Executive Officer and sole director of the Company due to his sudden demise whereby Puan Sri Datin Sri Tan Chin Yee, spouse of the late Tan Sri Dato’ Sri Lai Teck Peng, was being appointed as the Chief Executive Officer and director of Trendmaker, Inc. Limited, effective immediately. As of December 31, 2023, Puan Sri Datin Sri Tan Chin Yee own 78.34% common stock of the company.

Current Operations

Following the change of control on February 29, 2016, the Company intends to engage in the business of acting as an investment holding company and providing management and consulting services.

As of December 31, 2023, the Company has engaged in limited business operations, but it has agreed to provide management and consulting services to Trendmaker Pte. Ltd., a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity). Through its subsidiaries, Trendmaker Pte. Ltd. is engaged in the sale of healthcare and wellness products in Asia via a multilevel marketing platform. The management and consulting services which the Company will provide to Trendmaker Pte. Ltd. and its operating subsidiaries include advice regarding investor and public relations, market strategies, structuring of mergers, acquisitions, strategic relationships and alliances, obtaining debts or equity financing, and such other matters as the parties shall mutually agree upon.

Employees

As of December 31, 2023, and the date of this report, the Company has no employees.

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

Holders. As of December 31, 2023, there were 13,537,000 shares of common stock issued and outstanding held by a total of 31 shareholders of record. As of the date of this report, there were 13,537,000 shares of common stock issued and outstanding held by a total of 31 shareholders of record. No additional issuance of common stock as of December 31, 2023.

Dividends. The Company has not declared or paid any cash dividends on its common stock during the fiscal year ended December 31, 2023, or during the period between December 31, 2023 and the date of this report, and does not anticipate declaring or paying dividends in the foreseeable future.

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

Background

The Company was incorporated in August 21, 2013, to engage in the business of eBook publishing, but its business operations in the area of eBook publishing were nominal. Following a change of control which occurred in February 29, 2016, the Company discontinued its eBook publishing operations and elected to become an investment holding company and to provide management and consulting services to Trendmaker Pte, Ltd, a Singapore entity whose subsidiaries include Phyto Science Sdn Bhd (a Malaysia entity), and Phytoscience Trendmaker Pvt Ltd (an Indian entity). Although the Company identified its intended future business activities, during the fiscal year ended December 31, 2023, it did not commence active business operations.

Results of Operations

Company management does not believe that a meaningful analysis can be made of the Company’s results of operation for the fiscal year ended December 31, 2023 as compared to the fiscal year ended December 31, 2022. During both periods, its operations have been nominal and, following a change of control in February 29, 2016, the Company elected to terminate its previous business plan to engage in eBook publishing, and adopt a new business plan relating to acting as an investment holding company and providing management and consulting services. Operating expenses consisting of professional fees and general and administrative expenses, were substantially the same of the two periods ($38,287 for the fiscal year ended December 31, 2023, as compared to $39,990 for the fiscal year ended December 31, 2022). Revenue for the year ended December 31, 2023 and 2022 were $0 and $0 respectively.

Going Concern

As of December 31, 2023, the Company has an accumulated deficit of $904,934, capital deficiency of $78,414 and had a net loss of $38,287. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Liquidity and Capital Resources

Our cash balance at December 31, 2023 was $0 with $225,736 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Trendmaker, Inc. Limited

Lot 56935 Jalan 9/8, Seksyen 9,

Bandar Baru Bangi,

Selangor Darul Ehsan, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trendmaker, Inc. Limited (the ‘Company’) as of December 31, 2023 and December 31, 2022 and the related statements of operation and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023 and December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, for the year ended December 31, 2023, the Company has not established any source of revenue to cover its operating costs. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Kuala Lumpur, Malaysia

March 13, 2024

TRENDMAKER INC. LIMITED

BALANCE SHEETS

As of December 31, 2023 (Audited) and December 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2023	December 31, 2022
	(Audited)	(Audited)
	$	$
ASSET
CURRENT ASSET
Due from related party	147,322	185,013
Total Current Asset	147,322	185,013

TOTAL ASSET	147,322	185,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	10,894	10,298
Due to related party	214,842	214,842
Total Current Liabilities	225,736	225,140

TOTAL LIABILITIES	225,736	225,140

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of December 31, 2023 and December 31, 2022	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(904,934)	(866,647)
TOTAL STOCKHOLDERS’ EQUITY	(78,414)	(40,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	147,322	185,013

See accompanying notes to financial statements

TRENDMAKER INC. LIMITED

STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME

For the year ended December 31, 2023 (Audited) and December 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31
	2023	2022
	(Audited)	(Audited)
	$	$
Revenue	-	-

Cost of Sales	-	-

Gross Income	-	-

Other Service Fees	-	-

Professional Fees	-	-

General and Administrative	(38,287)	(39,990)

LOSS BEFORE INCOME TAX	(38,287)	(39,990)

Provision for Income Taxes	-	-

NET LOSS	(38,287)	(39,990)

Net loss per share, basic and diluted:	(0.003)	(0.003)

Weighted average number of shares outstanding during the year – Basic and diluted	13,537,000	13,537,000

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2023 (Audited) and December 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”))

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of December 31, 2021 (Audited)	13,537,000	$1,354	$825,166	$(826,657)	$(137)
Net loss for the year ended December 31, 2022	-	-	-	(39,990)	(39,990)
Balance as of December 31, 2022 (Audited)	13,537,000	$1,354	$825,166	$(866,647)	$(40,127)
Net loss for the year ended December 31, 2023	-	-	-	(38,287)	(38,287)
Balance as of December 31, 2023 (Audited)	13,537,000	$1,354	$825,166	$(904,934)	$(78,414)

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2023 (Audited) and December 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended December 31,
	2023	2022
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,287)	$(39,990)

Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Due from related party	37,691	39,492
Accrued liabilities	596	498
Net cash generated from operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

See accompanying notes to financial statement

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and December 31, 2022, the Company had no cash and cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2023 and December 31, 2022, there were no common share equivalents outstanding.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022

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

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022

2. INCOME TAXES

For the year ended December 31, 2023 and year ended December 31, 2022, the local (United States) loss before income taxes were comprised of the following:

	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)

Tax jurisdictions from:
- Local	$(38,287)	$(39,990)
Loss before income tax	$(38,287)	$(39,990)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)

Current:
- Local	$-	$-

Deferred:
- Local	-	-

Income tax expense	$-	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2023, the operations in the United States of America incurred $904,934 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2037, if unutilized. The tax valuation allowance for December 31, 2023 and December 31, 2022 are $190,036 and $181,996 respectively.

3. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As at December 31, 2023, the Company has 13,537,000 shares of common stock outstanding.

4. COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company has no commitment or contingency involved.

TRENDMAKER INC. LIMITED

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the followings at December 31, 2023 and December 31, 2022.

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Accrued expenses	10,894	10,298
Total accrued liabilities	$10,894	$10,298

6. RELATED PARTY BALANCES

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
	$	$
Due from related party:
Related Party A	147,322	185,013

Due to related party:
Related Party B	214,842	214,842

As of December 31, 2023, the balance US$147,322 represented an outstanding amount due from Related Party A and US$214,842 represented an outstanding amount due to Related Party B. Related Party A and Related Party B respectively are having common director with the Company. The amount due are unsecured, interest-free with no fixed repayment term.

7. GOING CONCERN

As of December 31, 2023, the Company has an accumulated deficit of $904,934, capital deficiency of $78,414 and had a net loss of $38,287 for the year ended December 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through December 31, 2023 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this fiscal year, there was no subsequent event that required recognition or disclosure.

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

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, and the fact that the Company has failed to stay current in the filing of required periodic reports with the SEC, our management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Director and Executive Officer

The following table sets forth the name and age of our officer and director as of December 31, 2023. The director holds office until the next annual meeting of shareholders of the Company and until the successors are elected and qualified. Officer holds office until the first meeting of director following the annual meeting of shareholders and until the successors are elected and qualified, subject to earlier removal by the Board of Director.

The director and executive officer currently serving the Company is:

Name	Age	Position	Tenure
Puan Sri Datin Sri Tan Chin Yee	50	Director, CEO and CFO	Since October 2019

Biographical Information

Puan Sri Datin Sri Tan Chin Yee, age 50 is the Director, CEO and CFO of the company since October 2, 2019. Puan Sri Datin Sri Tan Chin Yee has more than 20 years of working experience in healthcare industry. In 2012, Mdm.Tan co-founded Phyto Science Sdn Bhd, a leading healthcare company in Malaysia providing nutrition and skin care products with the late Tan Sri Dato’ Sri Lai Teck Peng. In 2015, Mdm Tan was awarded with 2015 Asia Pacific Entrepreneurship Award, 2015 Entrepreneur Award for her contribution in healthcare industry and she has also featured on the cover page of the Global Business Magazine in 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended December 31, 2023 and December 31, 2022. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compen-sation (#)	Change in Pension Value and Non- qualified Compen- sation Earnings ($)	All other Compen-sation ($)	Total ($)

Puan Sri Datin Sri Tan Chin Yee	2023	$0.00	—	—	—	—	—	—	$0.00
CEO	2022	$0.00	—	—	—	—	—	—	$0.00

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

Director Compensation

We do not currently compensate our director for the services as director, and no compensation has been awarded to, earned by, or paid to any of our director for services rendered to the Company in all capacities for the fiscal year ended December 31, 2023. Director is reimbursed for the reasonable out-of-pocket expenses incurred with attending board or committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of December 31, 2023, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

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

ACCOUNTING FEES AND SERVICES	For the year ended December 31, 2023	For the year ended December 31, 2022
Audit fees	$12,500	$12,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$12,500	$12,500

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

TRENDMAKER INC. LIMITED

Date: March 13, 2024	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee
Chief Executive Officer, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2024	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee
Chief Executive Officer, Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer, Director

