Form 10-Q
period 2024-06-30
TRENDMAKER INC. LTD.
filed 2024-08-07
CIK 1613685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2024
Common Stock, $0.0001 par value	13,537,000

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

TRENDMAKER, INC. LIMITED

CONDENSED FINANCIAL STATEMENTS

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Trendmaker, Inc. Limited. “SEC” refers to the Securities and Exchange Commission.

F-1

TRENDMAKER, INC. LIMITED

CONDENSED BALANCE SHEETS

As of June 30, 2024 (Unaudited) and December 31, 2023 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
ASSET
CURRENT ASSET
Due from related party	123,868	147,322
Total Current Asset	123,868	147,322

TOTAL ASSET	123,868	147,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	5,298	10,894
Due to related party	214,842	214,842
Total Current Liabilities	220,140	225,736

TOTAL LIABILITIES	220,140	225,736

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,537,000 and 13,537,000 issued and outstanding as of June 30, 2024 and December 31, 2023	1,354	1,354
Additional paid in capital	825,166	825,166
Accumulated deficit	(922,792)	(904,934)
TOTAL STOCKHOLDERS’ EQUITY	(96,272)	(78,414)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	123,868	147,322

See accompanying notes to condensed financial statements.

F-2

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	$	$	$	$
REVENUE	-	-	-	-

OTHER SERVICE FEES	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

PROFESSIONAL FEES	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(8,202)	(6,150)	(17,858)	(14,787)

LOSS BEFORE INCOME TAX	(8,202)	(6,150)	(17,858)	(14,787)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(8,202)	(6,150)	(17,858)	(14,787)

Net loss per share, basic and diluted:	(0.0006)	(0.0005)	(0.001)	(0.001)

Weighted average number of shares outstanding – Basic and diluted	13,537,000	13,537,000	13,537,000	13,537,000

See accompanying notes to condensed financial statements.

F-3

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Six months ended June 30, 2024

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of December 31, 2023 (Audited)	13,537,000	$1,354	$825,166	$(904,934)	$(78,414)
Net loss for the period	-	-	-	(9,656)	(9,656)
Balance as of March 31, 2024 (Unaudited)	13,537,000	1,354	825,166	(914,590)	(88,070)
Net loss for the period	-	-	-	(8,202)	(8,202)
Balance as of June 30, 2024 (Unaudited)	13,537,000	1,354	825,166	(922,792)	(96,272)

Six months ended June 30, 2023

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICITS	TOTAL EQUITY

Balance as of December 31, 2022 (Audited)	13,537,000	$1,354	$825,166	$(866,647)	$(40,127)
Net loss for the period	-	-	-	(8,637)	(8,637)
Balance as of March 31, 2023 (Unaudited)	13,537,000	1,354	825,166	(875,284)	(48,764)
Net loss for the period	-	-	-	(6,150)	(6,150)
Balance as of June 30, 2023 (Unaudited)	13,537,000	1,354	825,166	(881,434)	(54,914)

See accompanying notes to condensed financial statements.

F-4

TRENDMAKER, INC. LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30
	2024	2023
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,858)	(14,787)

Changes in operating assets and liabilities:
Due from related party	23,454	19,787
Accrued liabilities	(5,596)	(5,000)
Net cash generated from operating activities	-	-

Net increase/ (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-

See accompanying notes to condensed financial statements.

F-5

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$, which is functional currency as being the primary currency of the economic environment in which the entity operates.

The accompanying unaudited condensed financial statements as of and for the six months ended June 30, 2024, and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Balance Sheets information as of June 30, 2024, was derived from the Company’s audited Financial Statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024. These financial statements should be read in conjunction with that report.

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

For the six months ended June 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2024, the Company had no cash and cash equivalents.

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

For the six months ended June 30, 2024

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

For the six months ended June 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2. SHAREHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on August 21, 2013. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors. As of June 30, 2024, no shares of preferred stock have been issued.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

As of June 30, 2024, the Company has 13,537,000 shares of common stock outstanding.

3. COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company has no commitment or contingency involved.

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the followings at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Accrued expenses	5,298	10,894
Total accrued liabilities	5,298	10,894

F-9

TRENDMAKER, INC. LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. RELATED PARTY BALANCES

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Due from related party:
Related Party A	123,868	147,322

Due to related party:
Related Party B	214,842	214,842

As of June 30, 2024, the balance US$123,868 represented an outstanding amount due from Related Party A and US$214,842 represented an outstanding amount due to Related Party B. Related Party A and Related Party B respectively are having common director with the Company. The amount due are unsecured, interest-free with no fixed repayment term.

6. GOING CONCERN

As of June 30, 2024, the Company has an accumulated deficit of $922,792, stockholders’ liabilities of $96,272 and a net loss of $17,858 for the six months ended June 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 30, 2024 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

F-10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

As of June 30, 2024, the Company has an accumulated deficit of $922,792, stockholders’ liabilities of $96,272 and a net loss of $17,858 for the six months ended June 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

Results of Operations

For the three months ended June 30, 2024 and 2023

For the three months period ended June 30, 2024 and 2023, the Company has generated no profit but loss of $8,202 and $6,150 respectively.

For the six months ended June 30, 2024 and 2023

For the six months period ended June 30, 2024 and 2023, the Company has generated no profit but loss of $17,858 and $14,787 respectively.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, the Company has no cash on hand, but has a total asset entirely consisting due from related party of $123,868 and $147,322 of which is the amount due from Phyto Science Sdn. Bhd.

As of June 30, 2024 and December 31, 2023 the Company has total liabilities of $220,140 and $225,736 consisting accrued liabilities and amount due to Trendmaker Pte. Ltd.

The Company has a stockholders’ liabilities of $96,272 and $78,414 as at June 30, 2024 and December 31, 2023 respectively.

Net cash used in operating activities for the period ended June 30, 2024 and 2023 was $0 and $0 respectively. The cash used in operating activities are mainly for professional fees, legal fees, and general expenses.

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

Date: August 7, 2024

	By:	/s/ Puan Sri Datin Sri Tan Chin Yee
Puan Sri Datin Sri Tan Chin Yee, CEO and CFO
(Principal Executive Officer)
(Principal Financial Officer)

5